Form 10KSB
period 2004-12-31
ATM FINANCIAL CORP
filed 2005-04-01
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-103647

                               ATM FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

             NEVADA                                        98-0393197
     (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                  Identification number)

        3400-666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA     V6C 2X8
             (Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number: (604) 639-3101

           Securities registered under Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

The Issuer had no revenue for the fiscal year ended December 31, 2004.

As of December 31, 2004, 4,000,000 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms "we", "us", "our", "Company" and "ATM" means ATM Financial Corp., unless otherwise indicated.

PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS

OVERVIEW

     We are in the business of providing shared cash dispensing and related services to independent operators of automated teller machines, also known as "ATMs", throughout Canada.

     We were incorporated on December 18, 2002, under the laws of the State of Nevada. Our principal office is located at 3400-666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8, (604) 639-3101. Our web-site is active and located at www.atmfinancialcorp.com. Information set forth on our web-site does not constitute part of this prospectus.

     Currently, we have no employees other than our officers. Our business is presently being operated solely by our officers. We anticipate the need to hire up to two full-time sales agents within the next 12 months of operations.

OUR BUSINESS

     We are an Indirect Connector to the Interac Association's shared cash dispensing network. We will provide independent operators of ATMs in Canada, those operators who are not affiliated with any financial institution, with fee-based access to the shared cash dispensing network.

     We plan to provide independent operators with services that are ancillary
to ATM related transactions.   Our services will also include assisting
independent ATM operators that wish to locate their machines in profitable, high-traffic areas by finding locations and negotiating with property owners for the placement of ATMs.

     In addition to providing services, we intend to operate ATMs. We will place our machines in high-traffic public locations and in private spaces by arrangements with the owners, for the purpose of generating revenue from transaction fees. As an Indirect Connector, we can operate ATMs more profitably than independent operators, by retaining a portion of Interchange Fees and all surcharges.

     We have secured service contracts that enable us to access the Canadian shared cash dispensing network as an Indirect Connector through TNS-Smart

Network Inc. and its affiliate, e-Smart Direct Services Inc. TNS-Smart Network Inc. and e-Smart Direct Services Inc. are each Direct Connectors to the Interac Association's Inter-Member Network, and as such they are authorized to acquire and transmit data for the purposes of facilitating shared cash dispensing services in Canada.

     The service contracts provide that, on a non-exclusive basis, through its affiliate e-Smart Direct Services Inc., TNS-Smart Network Inc. will provide us with access to the Inter-Member Network as an Indirect Connector, and will provide us with connection data processing, settlement and other services, facilities, resources and tasks in connection with our shared cash dispensing
services.   The service contracts also provide that TNS-Smart Network Inc. will function on a non-exclusive basis as our service bureau.

     Under the terms of the service contracts, we will be paid a portion of the Interchange Fee for each shared cash dispensing transaction initiated through an ATM that utilizes our services, according to the following schedule:

                                         Interchange Fees Paid to
                                         ATM Financial Corp. per
                 Network                 transaction

                 Interac                 $0.65 CDN
                 Circuit                 $0.45 CDN
                 Bank of Montreal        $0.60 CDN
                 Cirrus                  $0.45 USD
                 Cirrus International    $2.05 USD

     For those machines that we own and operate, we will keep all surcharges, in addition to our portion of the Interchange Fees. We do not presently own or operate any machines.

     Effective January 31, 2003, the Company entered into a written agreement with Cashbanx, a Vancouver based retailer of ATMs in western Canada. Founded in 1998, Cashbanx provides an ATM program, that includes hardware, access to transaction processing, ATM maintenance, customer service and ATM operation training. Cashbanx operates 18 ATMs in the greater Vancouver region.

     Under the terms of our written agreement with Cashbanx, we will provide access to the Inter-Member Network for shared cash dispensing transactions, transaction processing and ATM systems management for all ATMs operated by Cashbanx during the next five years. Cashbanx will retain all surcharge fees for its ATMs. For those 18 ATMs in operation on January 31, 2003, we have agreed to pay Cashbanx our portion of Interchange Fees arising from those ATMs. For each ATM put into operation by Cashbanx after January 31, 2003, we will retain our portion of the applicable Interchange Fees. Our contract with Cashbanx enables us to maintain nominal transaction levels and a good standing with TNS-Smart Network Inc., while simultaneously creating opportunities for growth through an established independent ATM operator and improving our service levels.

     Our web-site is located at www.atmfinancialcorp.com. The web-site will be our primary sales and promotional tool until revenue allows us to promote through other means.

ANCILLARY SERVICES

     Our competitors presently offer many services beyond access to the shared cash dispensing network and location services to their customers, and we therefore intend to develop similar services. Subject to the successful completion of this offering, we intend to develop several services that are ancillary to the operation of ATMs and that we intend to offer at an additional cost to our customers within 12 months of operations.

     Hardware Sales. As of August 24, 2004, we have been an authorized non-exclusive distributor of Tidel Engineering L.P., an ATM manufacturer. Specifically, we are authorized to sell and distribute Tidel's ATM Models 3100 and 3400 in British Columbia. By offering our customers hardware options, we believe that we will create a new source of revenue by packaging our services with hardware sales. We anticipate that, by marketing our services in conjunction with the sale of ATM equipment, we will be able to attract more customers to our complete package of products and services. We have not yet purchased or sold any ATMs.

     Extended Service Plans. We plan to develop extended service plans for independent operators of ATMs, including "hot-swap" replacement/rental parts while the original parts are being repaired. This will enable the operators to maintain their ATMs in operational condition during the period of repair. We intend to begin developing the extended service plan once we have completed development of our archive and monitoring services, and then we anticipate that it will take 120 days to complete.

     Transaction Records Archive Service. Transaction disputes have become a major concern of the ATM industry. With the implementation of punitive fines for transaction disputes, recording each transaction has become a top priority. We plan to offer a service by which we can archive the transaction journals from our customers' ATMs, so that when a dispute occurs, our customers have a record to present to the Interac Association. By implementing this service in conjunction with terminal monitoring and web-based monitoring, we expect to be able to offer our customers a comprehensive package of monitoring and record-keeping services.

     Terminal Monitoring and Web-based Monitoring. We plan to develop terminal monitoring and web-based monitoring to protect against fraudulent transaction disputes. By installing additional software from e-Smart Direct Services we will be able to monitor terminals on a transaction-by-transaction basis. We will then be able to provide immediate transaction data to independent operators of ATMs via a web browser, enabling the settlement of many disputes immediately at the location where the transaction took place. By implementing this service in conjunction with the transaction record archive service, we expect to be able to offer our customers a comprehensive package of monitoring and record-keeping services.

     Signage.   We will offer a complete line of ATM signage including vinyl banners, backlit signs and decals. By improving the appearance and visibility of the ATM equipment, we expect to generate more transactions for the operator, and consequently more transaction fees for ourselves. We will offer this service at a additional cost to customers through a third party printing house.

     The fees for extended service plans, transaction record-keeping services, terminal monitoring and web-based monitoring are usually paid on a subscription basis (monthly or annually), rather than on a per-transaction basis. The fees generally range between $25 and $100 per month, per machine, and vary according to the level and type of services used.

COMPETITION

     Many of our competitors offer similar services to that which we plan to provide, and have greater resources in terms of people, money and experience. Many of these companies have already established their market position and brand recognition. Some manufacturers and distributors of ATMs also offer similar service to that which we plan to provide. We believe that the principal means of competition in our industry are: (a) the ability to customize products and application software to meet customer needs and solve problems, (b) product functionality, price and ease of use, and (c) customer service and support.

     There can be no assurance that we will be able to maintain a market share in Canada, or that we will be able to compete successfully in other markets. If we cannot successfully compete, the future of our business and results of operations will be adversely affected in terms of little or no revenue or profitability. Our principal competitors in Canada are WestCoast Cash Inc., DirectCash (Teal Financial Corp.) and Frisco Bay Industries, Ltd.

     For those independent ATM operators who access the shared cash dispensing network through another Indirect Connector, our services may not be sufficiently competitive to provide an incentive for those operators to become our customers.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     On April 1, 2003, we leased 200 square feet of office space in the financial district of downtown Vancouver from our President, Arthur Davis, at a
rate of $950 per month.   We believe that this space will be sufficient for our
purposes for the next 12 months of operations. Thereafter, we will take on larger office space as is needed and as our capital resources will allow.

ITEM  3.     LEGAL  PROCEEDINGS

     To the best of our knowledge, neither ATM Financial Corp., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against ATM Financial Corp. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We did not submit any matters to a vote of our securities holders during the fiscal year ending December 31, 2004.

PART  II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On March 7, 2003, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in respect of an initial public offering of 2,000,000 shares our voting common stock at an offering price of $0.10 per share. On February 14, 2005, the Securities and Exchange Commission declared our Registration Statement (Commission File No. 333-103647) effective.

     Our offering commenced on February 17, 2005, and is still open. We have thus far sold a total of 1,213,000 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $121,300.

     The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until March 31, 2005:

                                                                     Amount ($)

Gross offering proceeds as of March 31, 2005                            121,300

Offering expenses incurred from February 14, 2005 to March 31, 2005

     Accounting Fees (1)                                                  6,518
     Legal Fess                                                          10,000
                                                                         ------
                                                                         16,518

Net offering proceeds as of March 31, 2005 (2)                          104,782

(1) Offering expenses of $6,518 for accounting fees exceeded our estimated amount of $3,000 due to the unanticipated length of time required for our Registration Statement to be declared effective.

(2)  No net offering proceeds have been spent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.


     We were incorporated for the purpose of providing access to the Canadian Interac shared cash dispensing network for those operators of automated teller machines, also known as ATMs, who are not affiliated with any financial institution. We also intend to own and operate ATMs that are placed in high traffic publicly and privately held locations.

     Our capital has been obtained via issuance of common stock and shareholder loans. On February 14, 2005, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-103647) concerning our initial public offering of 2,000,000 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on February 17, 2005 and will terminate on May 15, 2005. We have thus far sold 1,213,000 shares of our Common Stock at an offering price of $0.10 per share, for gross proceeds of $121,300.

     As of December 31, 2004, our total assets were comprised of $3,041, of which $42 is in cash and $2,999 in equipment. This is an increase in our assets, being cash reserves of $13 as of December 31, 2003.

     Our total liabilities as of December 31, 2004, were $62,245, an increase of $16,426 from December 31, 2003, that was primarily due to notes payable to related parties and unpaid rent payable to related parties.

     As of December 31, 2004, we had a deficit working capital of $59,604 compared with a deficit working capital of $46,206 as of December 31, 2003.

     We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS  OF  OPERATIONS.

     We posted a net loss of $13,398 for the year ending December 31, 2004, a decrease from a loss of $24,216 incurred for the year ending December 31, 2003. The principal components of the loss were professional and offering expenses.

ITEM 7.     FINANCIAL STATEMENTS

            ATM FINANCIAL CORP.
            (A development stage enterprise)

            Financial Statements
            (EXPRESSED IN U.S. DOLLARS)

            December 31, 2004 and 2003



            INDEX

            Reports of Independent Registered Public Accounting Firms Balance Sheets
            Statements of Stockholders' Deficiency
            Statements of Operations
            Statements of Cash Flows
            Notes to Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS
1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
Website:  www.ellisfoster.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
ATM FINANCIAL CORP.
(A  development  stage  enterprise)

We have audited the balance sheet of ATM FINANCIAL CORP. (the "Company") (a development stage enterprise) as at December 31, 2004, the related statements of stockholders' deficiency, operations and cash flows for the year ended December 31, 2004 and for the period from December 18, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the Company's financial statement as of and for the year ended December 31, 2003, and the cumulative data from December 18, 2002 (inception) to December 31, 2003 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report, dated May 20, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from December 18, 2002 (inception) to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the year then ended, and for the period from December 18, 2002 (inception) to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company is a development stage company since inception on December 18, 2002 and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters that raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 1c to the financial statements. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                     "MOORE STEPHENS ELLIS FOSTER LTD."
March  30,  2005                           Chartered  Accountants

                                                                Morgan & Company
                                                           Chartered Accountants



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholders and Directors
ATM Financial Corp.
(A  Development  Stage  Company)

We have audited the accompanying balance sheet of ATM Financial Corp. (a development stage company) as at December 31, 2003 and the related statements of operations, cash flows, and stockholders' deficiency for the year ended December 31, 2003, and for the period from December 18, 2002 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations, its cash flows, and changes in stockholders deficiency for the year ended December 31, 2003, and for the period from December 18, 2002 (date of inception) to December 31, 2003 in conformity with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                                             "Morgan & Company"
May 20, 2004                                               Chartered Accountants

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                             (STATED IN U.S. DOLLARS)




                                                                   DECEMBER 31
                                                                2004         2003
--------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                        $     42         $     13

Equipment                                                      2,999                -
                                                            --------------------------

Total Assets                                                $  3,041         $     13
======================================================================================

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities                    $ 45,810         $ 32,484
Notes payable to related parties, current portion (Note 3)    14,785                -
                                                            --------------------------
Total Current Liabilities                                     60,595           32,484

Notes Payable To Related Parties (Note 3)                      1,650           13,335
                                                            --------------------------
Total Liabilities                                             62,245           45,819
                                                            --------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock
Authorized:
100,000,000 common shares, par value $0.0001 per share
Issued and outstanding:
    4,000,000 common shares                                      400              400

Deficit Accumulated During The Development Stage             (59,604)         (46,206)
                                                            --------------------------
Total Stockholders' Deficiency                               (59,204)         (45,806)
                                                            --------------------------

Total Liabilities and Stockholders' Deficiency              $  3,041         $     13
======================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                             (STATED IN U.S. DOLLARS)



----------------------------------------------------------------------------------
                                                                       CUMULATIVE
                                                                       PERIOD FROM
                                                                       INCEPTION
                                                                       DECEMBER 18
                                                YEARS ENDED            2002 TO
                                                DECEMBER 31            DECEMBER 31
                                             2004         2003         2004
----------------------------------------------------------------------------------
Expenses
     Bank and financing charges              $   1,702    $       -    $   1,702
     Consulting                                      -            -       20,000
     Interest                                      401          395          796
     License payment                                 -            -        1,000
     Office and sundry                             981          951        2,922
     Professional fees                           2,425       14,320       16,745
     Rent                                       11,400        8,550       19,950
                                             -------------------------------------
Loss before other income                        16,909       24,216       63,115
                                             -------------------------------------

Other income
Gain on debt settlement                          3,511            -        3,511
                                             -------------------------------------

Net Loss For The Period                      $ (13,398)   $ (24,216)   $ (59,604)
==================================================================================


Basic And Diluted Loss Per Share             $   (0.00)   $   (0.01)
====================================================================


Weighted Average Number Of Common Shares
Outstanding                                  4,000,000    4,000,000
====================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (STATED IN U.S. DOLLARS)




--------------------------------------------------------------------------------------
                                                                           CUMULATIVE
                                                                           PERIOD FROM
                                                                           INCEPTION
                                                                           DECEMBER 18
                                                   YEARS ENDED             2002 TO
                                                   DECEMBER 31             DECEMBER 31
                                               2004          2003          2004
--------------------------------------------------------------------------------------
Operating Activities
     Net loss for the period                   $ (13,398)    $ (24,216)    $ (59,604)

Adjustment to reconcile net loss to
net cash used in operating activities:
     Gain on debt settlement                       3,511

Changes in assets and liabilities:
     Accounts payable and accrued liabilities      9,815        12,579        45,810
                                               ---------------------------------------
Net Cash used in Operating Activities                (72)      (11,637)      (13,794)
                                               ---------------------------------------

Financing Activities
     Common stock issued                               -             -           400
     Notes payable to related parties              3,100        11,650        16,435
                                               ---------------------------------------
Net Cash from Financing Activities                 3,100        11,650        16,835
                                               ---------------------------------------

Investing Activities
     Purchase of equipment                        (2,999)            -        (2,999)
                                               ---------------------------------------

Net Increase In Cash                                  29            13            42

Cash, Beginning Of Period                             13             -             -
                                               ---------------------------------------

Cash, End Of Period                            $      42     $      13     $      42
======================================================================================

Supplemental Cash Flow Information
     Interest paid                             $       -     $       -     $       -
     Income taxes                              $       -     $       -     $       -
======================================================================================

Non-Cash Activities
     Debt Settlement                           $   3,511     $       -     $   3,511
======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY

         PERIOD FROM INCEPTION, DECEMBER 18, 2002, TO DECEMBER 31, 2004
                             (STATED IN U.S. DOLLARS)






                                                  COMMON STOCK                DEFICIT
                                        ----------------------------------    ACCUMULATED
                                        NUMBER                  ADDITIONAL    DURING THE     TOTAL
                                        OF                      PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                        SHARES        AMOUNT    CAPITAL       STAGE          DEFICIENCY
                                        ------------------------------------------------------------------
December 2002 - Shares issued for
cash at $0.0001                         4,000,000    $  400     $   -         $       -      $     400

Comprehensive loss:
  Net loss for the period                       -         -         -           (21,990)       (21,990)
                                        ------------------------------------------------------------------

Balance, December 31, 2002              4,000,000       400         -           (21,990)       (21,590)

Comprehensive loss:
  Net loss for the year                         -         -         -           (24,216)       (24,216)
                                        ------------------------------------------------------------------

Balance, December 31, 2003              4,000,000       400         -           (46,206)       (45,806)

Comprehensive loss:
  Net loss for the year                         -         -         -           (13,398)       (13,398)
                                        ------------------------------------------------------------------

Balance, December 31, 2004              4,000,000    $  400     $   -         $ (59,604)     $ (59,204)
                                        ==================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

1.     NATURE OF OPERATIONS

a)     Organization

The Company was incorporated in the state of Nevada, U.S.A., on December
18, 2002.

b)     Development Stage Activities

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the development of gateway services to automated teller machines owned by independent system operators outside the financial services industry. The Company has secured the rights to a license to provide these services and is seeking contracts with operators to provide gateway services for their machines.

c)     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $59,604 for the period from inception, December 18, 2002, to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Development  Stage  Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)     Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, and notes payable to related parties.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

d)     Foreign Currency Translation

The  Company maintains  its  accounting  records  in U.S. Dollars,  as  follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

e)     Equipment

     Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost and depreciation is provided over the useful lives of 5 years. In 2004, the Company did record any depreciation on the equipment since the equipment is not yet in use.

f)     Comprehensive  Loss
The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Deficiency. Comprehensive loss comprises equity except those resulting from investments by owners and distributions to owners.

g)     Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                             (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)     Stock Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

     The  Company  did  not  grant  any  stock  options  during  the  period.

i)     Loss  Per  Share

     Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

j)     New Accounting Standards

     Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.     NOTES PAYABLE TO RELATED PARTIES




                                                                                2004       2003
                                                                                ------------------
Promissory note payable to a director.  The note is repayable on December 30,
2005, and bears interest of 3% per annum, payable at the time of repayment.     $10,885    $10,885

Promissory note payable to a company controlled by a common director.  The note is repayable on December 22, 2005, and bears interest of 3% per annum,
payable at the time of repayment.                                                   800        800

Promissory notes payable to a director.  The note is repayable on demand, and
does not bear interest.                                                           3,100          -

Promissory note payable to a director.  The note is repayable on February 20,
2006, and bears interest of 3% per annum, payable at the time of repayment.       1,650      1,650
                                                                                ------------------

Total notes payable                                                              16,435     13,335
Less:  Current portion                                                           14,785          -
                                                                                ------------------

Long-term portion                                                               $ 1,650    $13,335
                                                                                ==================

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                             (STATED IN U.S. DOLLARS)




4.     INCOME TAX

The Company has net losses for income tax purposes totalling approximately $59,000 which expires commencing 2022 through to the year 2024 and may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.
                                       2004                   2003
                                      $        %           $        %

Tax loss carry forwards           $ 20,000    34%      $ 16,172    34%
Valuation allowance                (20,000)  (34%)      (16,172)  (34%)

Total                             $      -     0%      $      -     0%


5.     RELATED PARTY TRANSACTIONS

a) Rent in the amount of $11,400 (2003 - $8,550) was charged by a director of the Company.

b) Included in accounts payable and accrued liabilities is an amount to of $795 (2003 - $394) in accrued interest to a director of the Company or a company controlled by a director.

c)     Also see Note 3.

6.     SUBSEQUENT EVENT

Subsequent to the year ended December 31, 2004, the Company commenced its initial public offering of 2,000,000 voting common shares at an offering price of $0.10 per share and has received subscription proceeds totaling $121,300 for 1,213,000 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were neither changes in accountants nor disagreements of the type required to be reported under this item between us and our independent accountants during the fiscal years ended December 31, 2004 or 2003.

ITEM 8A.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.




                                                                   Term Period Served as
Name               Position                               Age      Director/Officer
Arthur Davis       President, Treasurer, Director          32      12/30/02 to present

Viktoria Vynnyk    Vice-President, Secretary, Director     26      12/30/02 to present

     Arthur Davis serves as our President and Chief Financial Officer. Mr. Davis has more than nine years of experience in equity and debt finance, and corporate development in a wide range of industries including banking, Internet, manufacturing, natural resources, real estate, retail and software. Mr. Davis began his career with Burns Fry Inc., an investment firm, where he was employed as an investment advisor from 1994 to 1996. From 1996 to 2001, he was the President and a Director of Ayamara Capital Corporation, a privately held consulting firm engaged in the business of consulting and liaison services in connection with corporate finance, and the implementation and completion of corporate development plans, business and financial models. From 2000 to 2001, Mr. Davis was a director of two privately held companies, Prime Play Systems Inc., and WordLogic Corporation (also President). From 2002 onwards, Mr. Davis has been the President and a Director of Highbrook Capital Corporation, a privately held finance corporation. Mr. Davis is also the President and the sole Director of a personal corporation, 624665 B.C. Ltd., which is engaged in the business of consulting and liaison services in connection with corporate finance, and the implementation and completion of corporate development plans, business and financial models. He is a graduate of the University of Kings College in Halifax, Nova Scotia with a Bachelor of Arts in Economics. Mr. Davis also serves as the Chairman of the Board of the Company.

     Neither Highbrook Capital Corporation nor 624665 B.C. Ltd. engage in any business related to the business of ATM Financial Corp., and as such, are not its competitors.

     Viktoria Vynnyk serves as our Secretary. Since 1999, Ms. Vynnyk has been the President of Viktoria Enterprises Ltd., a Vancouver based finance company that specializes in micro-capital corporations. Prior to her engagement with Viktoria Enterprises Ltd., Ms Vynnyk studied business at Simon Fraser University in Vancouver, British Columbia.

     All directors serve for terms of one year each, and are subject to re-election at our regular Annual Meeting of Shareholders, unless they earlier resign.

     There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

     We have attempted and will continue to continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

     We do not have an audit committee. We do not have an audit committee financial expert because we have not as yet earned any revenue.

     We are a newly organized company that has not, as yet, earned any revenue. As such, we have not had the resources to develop a code of ethics for our senior officers

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

Except as noted herein or below, during the last five (5) years none of our directors or officers have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Under the Securities Laws of the United States, the Company's Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

     All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders.

     In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

     The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last three completed fiscal years.

TABLE  1

SUMMARY  COMPENSATION  TABLE




                      ANNUAL COMPENSATION                          LONG TERM COMPENSATION
NAME AND                                                       AWARDS                PAYOUTS
PRINCIPAL                            OTHER ANNUAL    RESTRICTED                  LTIP     ALL OTHER
POSITION (1)    YEAR  SALARY  BONUS  COMPENSATION    STOCK AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
Arthur Davis,   2002  nil     nil    nil             nil           nil           nil      nil
President       2003  nil     nil    nil             nil           nil           nil      nil
                2004  nil     nil    nil             nil           nil           nil      nil

(1)     No executive officer received greater than $100,000 in salary during the fiscal years ended December 31, 2004 or 2003. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     As of December 31, 2004, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

     Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

Name                                                Number of Shares      %

Arthur Davis                                        2,000,000             50%

Viktoria Vynnyk                                     2,000,000             50%

Directors and officers as a group (two persons)     4,000,000            100%

The address for all officers and directors is 3400-666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




Name               Position with ATM Productions    Shares       Consideration    Date
Arthur Davis       President, Treasurer             2,000,000    $200             December 30, 2002

Viktoria Vynnyk    Vice-President, Secretary        2,000,000    $200             December 30, 2002

     Mr. Davis and Ms. Vynnyk, who are founders, may be deemed promoters of the Company.

     On October 2, 2004, we issued a promissory note in the amount of $3,000 to our President, Arthur Davis. The note is payable on demand and accrues no interest. Proceeds from the promissory note were used to pay for equipment.

     On April 26, 2004, we issued a promissory note in the amount of $100 to our President, Arthur Davis. The note is payable on demand and accrues no interest. Proceeds from the promissory note were used to pay incidental bank charges.

     On December 30, 2002, we issued a $10,885 promissory note bearing interest at 3% per annum to Viktoria Vynnyk, our Secretary and a Director. The promissory note is due on December 30, 2005, but we anticipate that it will be repaid earlier than the due date from the proceeds of this offering. Proceeds from the promissory note were used to pay incorporation costs of $885, with the remainder being paid to Fidelity Services Ltd. for consulting fees.

     On April 1, 2003, we entered into an agreement with our President, Arthur Davis, under which he sub-leases us 200 square feet of office space in the financial district of downtown Vancouver. The term of the sub-lease is for a period of 12 months. Under the terms of the sublease, ATM Financial Corp. is to pay Mr. Davis $950 per month, inclusive of phone, fax, photocopy and secretarial costs. Mr. Davis leases the premises from an unrelated multinational property management company at the rate of $1,625 per month, plus telephone, fax, photocopy and secretarial costs. The rent payable by ATM Financial Corp. is 59% of the rent payable under an arm's length transaction for similar premises, and was arbitrarily determined by the directors of ATM Financial Corp. to be fair.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

    EXHIBIT NO.   TITLE
     3.1          Articles of Incorporation, ATM Financial Corp., incorporated by reference from the Form SB-2 filed March 7, 2003
     3.2          Bylaws, ATM Financial Corp., incorporated by reference from the Form SB-2 filed March 7, 2003
     4.1          Form  of  Stock  certificate
    14.1          Code of Ethics for Senior Financial Officers
    23.1          Consent of Moore Stephens Ellis Foster
    23.2          Consent of Morgan & Company
    31.1          Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
    32.1          Certifications pursuant to 18 U.S.C. Section 1350


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

     The board of directors appointed Moore Stephens Ellis Foster as the independent accountants to audit our financial statements for the current fiscal year ended December 31, 2004. We have not as yet received a bill from Moore Stephens Ellis Foster for their professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

     Our board of directors appointed Morgan & Company as independent accountants to audit our financial statements for the fiscal year ended December 31, 2003. The aggregate fees billed by Morgan & Company for professional services rendered for the audit of our annual financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 was $4,118.

AUDIT  RELATED  FEES

     For the fiscal years ended December 31, 2004 and December 31, 2003, the aggregate fees billed for assurance and related services by Morgan & Company relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil, respectively.

TAX  FEES

     For the fiscal years ended December 31, 2004 and December 31, 2004, the aggregate fees billed for tax compliance, by Morgan & Company were nil, respectively.

ALL  OTHER  FEES

     For the fiscal years ended December 31, 2004 and December 31, 2003, the aggregate fees billed by Morgan & Company for other non-audit professional services, other than those services listed above, totaled nil, respectively.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Morgan & Company is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     * approved  by  our  audit  committee;  or

     * entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

     We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

     The audit committee has considered the nature and amount of the fees billed by Morgan & Company, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Morgan & Company

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ATM FINANCIAL CORP.



Date:  March 31, 2005          By:/s/ Arthur Davis
                                  Arthur Davis, Chief Executive Officer,
                                  Chief Principal Accounting Officer, President



     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                      DATE

/s/ Arthur Davis       Chief Executive Officer, Chief Principal   March 31, 2005
    Arthur Davis       Accounting Officer, President & Director


/s/ Viktoria Vynnyk    Vice-President, Secretary & Director       March 31, 2005
    Viktoria Vynnyk