Form 10QSB
period 2005-03-31
ATM FINANCIAL CORP
filed 2005-05-13
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2005

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

The Issuer had no revenue for the period ended March 31, 2005.

As of March 31, 2005, the Issuer had 5,130,800 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------
                                                                     MARCH 31   DECEMBER 31
                                                                         2005          2004
-------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                           $ 116,580   $       42
     Equipment                                                          2,999        2,999
-------------------------------------------------------------------------------------------

Total Assets                                                          119,579        3,041
-------------------------------------------------------------------------------------------

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  26,305   $   45,810
     Notes payable to related parties, current portion (Note 3)        14,785       14,785
-------------------------------------------------------------------------------------------

Total Current Liablities                                               41,090       60,595

Notes Payable To Related Parties (Note 3)                               1,650        1,650
-------------------------------------------------------------------------------------------

Total Liabilities                                                      42,740       62,245
-------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,310,800 common shares                                         531         400
          (December 31, 2004 - 4,000,000)

Additional Paid-In Capital                                            130,949           -

(Deficit) Accumulated During the Development Stage                    (54,641)    (59,604)
-------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                   76,839     (59,204)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $ 119,579   $   3,041
-------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------
                                                                                   CUMULATIVE
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                  DECEMBER 18
                                                             THREE MONTHS ENDED       2002 TO
                                                                   MARCH 31          MARCH 31
                                                              2005         2004          2005
---------------------------------------------------------------------------------------------
Expenses
     Bank and financing charges                       $        241   $     417    $    1,943
     Consulting                                                  -           -        20,000
     Interest                                                   99          99           895
     License payment                                             -           -         1,000
     Office and sundry                                           -           -         2,922
     Professional fees                                           -           -        16,745
     Rent                                                    2,850       2,850        22,800
---------------------------------------------------------------------------------------------

Loss before other income                                     3,190       3,345        66,305
---------------------------------------------------------------------------------------------

Other income
     Gain on debt settlement                                 8,131           -        11,642
     Gain on currency exchange                                  22           -            22
---------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $      4,963   $  (3,345)   $  (54,641)
---------------------------------------------------------------------------------------------

Basic And Diluted Loss Per Share                      $       0.00   $    0.00
-------------------------------------------------------------------------------

Weighted Average Number of Common Shares Outstanding     4,077,170   4,000,000
-------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                  DECEMBER 18
                                                             THREE MONTHS ENDED       2002 TO
                                                                  MARCH 31           MARCH 31
                                                             2005         2004           2005
---------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss) for the period                   $   4,963    $ (3,345)    $  (54,641)

Adjustments to reconcile loss to net cash used in
..operating activities
     Gain on debt settlement                               (8,131)

Changes in assets and liabilities:
     Accounts payable and accrued liabilities             (11,374)      3,332         26,305
---------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                     (14,542)        (13)       (28,336)
---------------------------------------------------------------------------------------------

Financing Activities
     Common stock issued                                  131,080           -        131,480
     Notes payable to related parties                           -           -         16,435
---------------------------------------------------------------------------------------------

Net Cash from Financing Activities                              -           -        147,915
---------------------------------------------------------------------------------------------

Investing Activities
     Purchase of equipment                                      -           -         (2,999)
---------------------------------------------------------------------------------------------

Net Increase in Cash                                      116,538         (13)       116,580

Cash, Beginning of Period                                      42          13              -
---------------------------------------------------------------------------------------------

Cash, End of Period                                     $ 116,580    $      -    $   116,580
---------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
     Interest paid                                              -           -              -
     Income taxes                                               -           -              -
---------------------------------------------------------------------------------------------

Non-Cash Activities
     Debt Settlement                                        8,131           -         11,642
---------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS DEFICIENCY
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                  COMMON STOCK
                                      -----------------------------------
                                         NUMBER                ADDITIONAL
                                             OF                   PAID-IN
                                         SHARES       AMOUNT      CAPITAL      DEFICIT        TOTAL
                                      --------------------------------------------------------------
Shares issued for cash at $0.0001
                                      4,000,000   $      400   $       -     $       -    $     400

Loss for the period                           -            -           -       (21,990)     (21,990)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2002            4,000,000   $      400           -     $ (21,990)   $ (21,590)

Loss for the year                             -            -           -       (24,216)     (24,216)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2003            4,000,000   $      400           -     $ (46,206)   $ (45,806)

Loss for the year                             -            -           -       (13,398)     (13,398)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2004            4,000,000   $      400           -     $ (59,604)   $ (59,204)

Loss for the period                           -            -           -         4,963        4,963
----------------------------------------------------------------------------------------------------

Shares issued for cash at $0.10       1,310,800   $      131   $ 130,949     $       -    $ 131,080

Balance, March 31, 2005               5,310,800          531     130,949       (54,641)      76,839
----------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $54,641 for the period from inception, December 18, 2002, to March 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

e)     Equipment

     Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost and depreciation is provided over the useful lives of 5 years. During the period the Company did not record any depreciation on the equipment since the equipment is not yet in use.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

3.     NOTES PAYABLE TO RELATED PARTIES

                                                          Three
                                                         Months
                                                          Ended        Year        Year
                                                       March 31       Ended       Ended
                                                           2005        2004        2003
                                                   ------------------------------------

Promissory note payable to a director.  The
note is repayable on December 30, 2005, and
bears interest of 3% per annum, payable at
the time of repayment.                                 $ 10,885    $ 10,885    $ 10,885

Promissory note payable to a company
controlled by a common director.  The note
is repayable on December 22, 2005, and bears
interest of 3% per annum, payable at the time
of repayment.                                               800         800         800

Promissory notes payable to a director.  The
note is repayable on demand, and does not bear
interest.                                                 3,100       3,100           -

Promissory note payable to a director.  The
note is repayable on February 20, 2006, and
bears interest of 3% per annum, payable at the
time of repayment.                                        1,650       1,650       1,650
                                                   ------------------------------------

Total notes payable                                      16,435      16,435      13,335
Less:  Current portion                                   14,785      14,785           -
                                                   ------------------------------------

Long-term portion                                       $ 1,650     $ 1,650    $ 13,335
                                                   ====================================

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

4.     RELATED PARTY TRANSACTIONS

a) Rent in the amount of $2,850 (2004 - $2,850) was charged by a director of the Company.

b) Included in accounts payable and accrued liabilities is $795 (2004 - $99) in accrued interest to a director of the Company or a company controlled by a director.

c)     Also see Note 3.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

We were incorporated on December 18, 2002, for the purpose of providing access to the Canadian Interac shared cash dispensing network for those operators of automated teller machines, also known as ATMs, who are not affiliated with any financial institution. We also intend to own and operate ATMs that are placed in high traffic publicly and privately held locations.

Our capital has been obtained via issuance of common stock and shareholder loans. On February 14, 2005, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-103647) concerning our initial public offering of 2,000,000 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on February 17, 2005 and will terminate on May 15, 2005. We have thus far sold 1,213,000 shares of our Common Stock at an offering price of $0.10 per share, for gross proceeds of $131,080.

As of March 31, 2005, our total assets were composed of $119,579, of which $116,580 is in cash and $2,999 in equipment. During the period, we experienced a net increase in cash reserves from $42 on December 31, 2004, to $116,538 as of March 31, 2005. This increase is the result of proceeds from our public offering. We earned no revenue during the period.

Our total liabilities as of March 31, 2005, were $42,740, a decrease of $19,505 from December 31, 2004, that was primarily due to the gains resulting from debt settlement and the payment of outstanding accounts owing to unrelated parties from the proceeds of our public offering.

As of March 31, 2005, we had a deficit working capital of $54,241 compared with a deficit working capital of $59,604 as of December 31, 2004.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net gain of $4,963 for the period ending March 31, 2005, which was the result of a gain of $8,131 from debt settlment. Losses for the period before the gain on debt settlement were $3,193, a decrease from a loss of $3,345 incurred for the period ending March 31, 2004.


ITEM 3.    CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer, who is also our Chief Financial Officer, has, within 90 days of the filing date of this report, evaluated our internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company's Chief Executive Officer and Chief Financial Officer concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.


PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

At present, our common stock is not traded publicly.

As of March 31, 2005, there were 70 owners of record of the Company's common stock.

RECENT SALES OF REGISTERED SECURITIES

On December 30, 2002, we issued 2,000,000 restricted common shares to our President, Treasurer and director, Arthur Davis, in exchange for a cash payment of $200. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On December 30, 2002, we issued 2,000,000 restricted common shares to our Vice-President, Secretary and Director, Viktoria Vynnyk, in exchange for a cash payment of $200. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

DIVIDEND POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

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

Our offering commenced on February 17, 2005, and will terminat on May 15, 2005. We have thus far sold a total of 1,310,800 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $131,080.

     The following table sets out the calculation of net proceeds from our public offering:

                                                                      Amount ($)

Gross offering proceeds as of March 31, 2005                            131,080

Offering expenses incurred from March 7, 2003 to March 31, 2005

     SEC Registration fee                                                    20
     Accounting Fees(1)                                                   5,817
     Legal Fees                                                          10,000
-------------------------------------------------------------------------------
                                                                         15,837

(1) Offering expenses of $5,817 for accounting fees exceeded our estimated amount of $3,000 due to the unanticipated length of time required for our Registration Statement to be declared effective.


Use of Net Proceeds from February 14, 2005 to March 31, 2005

     Office Expense & Supplies                                              957
     General Expenses                                                       244
-------------------------------------------------------------------------------
                                                                          1,201

Net offering proceeds as of March 31, 2005                              114,042



ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.


ITEM 6.    EXHIBITS

EXHIBIT     DESCRIPTION
=======     ===========

31.1        Certification Pursuant to Section 302

32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ATM Financial Corp.
                                (Registrant)


Date: May 12, 2005               /s/ Arthur Davis
                                 -------------------
                                 Arthur Davis
                                 President & Chief Financial Officer