Form 10QSB/A
period 2005-03-31
ATM FINANCIAL CORP
filed 2005-07-29
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------
                                                                     MARCH 31   DECEMBER 31
                                                                         2005          2004
-------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                           $ 116,580   $       42
     Equipment                                                          2,999        2,999
-------------------------------------------------------------------------------------------

Total Assets                                                          119,579        3,041
-------------------------------------------------------------------------------------------

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  26,001   $   45,810
     Notes payable to related parties, current portion (Note 3)        16,435       14,785
-------------------------------------------------------------------------------------------

Total Current Liabilities                                              42,436       60,595

Notes Payable To Related Parties (Note 3)                                   -        1,650
-------------------------------------------------------------------------------------------

Total Liabilities                                                      42,436       62,245
-------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,310,800 common shares                                         531         400
          (December 31, 2004 - 4,000,000)

Additional Paid-In Capital                                            130,949           -

(Deficit) Accumulated During the Development Stage                    (54,337)    (59,604)
-------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                   77,143     (59,204)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $ 119,579   $   3,041
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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------
                                                                                   CUMULATIVE
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                  DECEMBER 18
                                                             THREE MONTHS ENDED       2002 TO
                                                                   MARCH 31          MARCH 31
                                                              2005         2004          2005
---------------------------------------------------------------------------------------------
Expenses
     Bank and financing charges                       $        241   $     417    $    1,943
     Consulting                                                  -           -        20,000
     Interest                                                   99          99           895
     License payment                                             -           -         1,000
     Office and sundry                                           -           -         2,922
     Professional fees                                       2,196           -        18,941
     Rent                                                    2,850       2,850        22,800
---------------------------------------------------------------------------------------------

Loss Before Other Income                                     5,386       3,345        68,501
---------------------------------------------------------------------------------------------

Other Income (Loss)
     Gain on debt settlement                                10,665           -        14,176
     Loss on currency exchange                                 (12)          -           (12)
---------------------------------------------------------------------------------------------

Total Other Income (Loss)                                   10,653           -        14,164
---------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $      5,267   $  (3,345)  $   (54,337)
---------------------------------------------------------------------------------------------

Basic And Diluted Loss Per Share                      $       0.00   $    0.00
-------------------------------------------------------------------------------

Weighted Average Number of Common Shares Outstanding     4,077,170   4,000,000
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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                  DECEMBER 18
                                                             THREE MONTHS ENDED       2002 TO
                                                                  MARCH 31           MARCH 31
                                                             2005         2004           2005
---------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss) for the period                   $   5,267    $ (3,345)    $  (54,337)

Adjustments to reconcile loss to net cash used in
..operating activities
     Gain on debt settlement                               10,665           -         14,176
     Gain on currency exchange                                (12)          -            (12)

Changes in assets and liabilities:
     Accounts payable and accrued liabilities             (30,462)      3,332         11,837
---------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                     (14,542)        (13)       (28,336)
---------------------------------------------------------------------------------------------

Financing Activities
     Common stock issued                                  131,080           -        131,480
     Notes payable to related parties                           -           -         16,435
---------------------------------------------------------------------------------------------

Net Cash from Financing Activities                        131,080           -        147,915
---------------------------------------------------------------------------------------------

Investing Activities
     Purchase of equipment                                      -           -         (2,999)
---------------------------------------------------------------------------------------------

Net Increase in Cash                                      116,538         (13)       116,580

Cash, Beginning of Period                                      42          13              -
---------------------------------------------------------------------------------------------

Cash, End of Period                                     $ 116,580    $      -    $   116,580
---------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
     Interest paid                                              -           -              -
     Income taxes                                               -           -              -
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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS DEFICIENCY
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                  COMMON STOCK
                                      -----------------------------------
                                         NUMBER                ADDITIONAL
                                             OF                   PAID-IN
                                         SHARES       AMOUNT      CAPITAL      DEFICIT        TOTAL
                                      --------------------------------------------------------------
Shares issued for cash at $0.0001
                                      4,000,000   $      400   $       -     $       -    $     400

Loss for the period                           -            -           -       (21,990)     (21,990)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2002            4,000,000   $      400           -     $ (21,990)   $ (21,590)

Loss for the year                             -            -           -       (24,216)     (24,216)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2003            4,000,000   $      400           -     $ (46,206)   $ (45,806)

Loss for the year                             -            -           -       (13,398)     (13,398)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2004            4,000,000   $      400           -     $ (59,604)   $ (59,204)

Loss for the period                           -            -           -         5,267        5,267
----------------------------------------------------------------------------------------------------

Shares issued for cash at $0.10       1,310,800   $      131   $ 130,949     $       -    $ 131,080

Balance, March 31, 2005               5,310,800          531     130,949       (54,337)      77,143
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $54,337 for the period from inception, December 18, 2002, to March 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of March 31, 2005, our total assets were composed of $119,580, of which $116,580 is in cash and $2,999 in equipment. During the period, we experienced a net increase in cash reserves from $42 on December 31, 2004, to $116,538 as of March 31, 2005. This increase is the result of proceeds from our public offering. We earned no revenue during the period.

Our total liabilities as of March 31, 2005, were $42,436, a decrease of $19,809 from December 31, 2004, that was primarily due to the gains resulting from debt settlement and the payment of outstanding accounts owing to unrelated parties from the proceeds of our public offering.

As of March 31, 2005, we had a deficit working capital of $54,337 compared with a deficit working capital of $59,604 as of December 31, 2004.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net gain of $5,267 for the period ending March 31, 2005, which was the result of a gain of $10,665 from debt settlement. Losses for the period before the gain on debt settlement were $5,386, an increase from a loss of $3,345 incurred for the period ending March 31, 2004.


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

Our offering commenced on February 17, 2005, and will terminate on May 15, 2005. We have thus far sold a total of 1,310,800 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $131,080.

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

                                 ATM Financial Corp.
                                (Registrant)


Date: July 27, 2005              /s/ Arthur Davis
                                 -------------------
                                 Arthur Davis
                                 President & Chief Financial Officer