Form 10QSB
period 2005-06-30
ATM FINANCIAL CORP
filed 2005-08-02
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-103647

                                ATM FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                     NEVADA                              98-0393197
           (State or other jurisdiction               (I.R.S. Employer
            of incorporation or organization)          Identification number)

           2533 NORTH CARSON STREET
             CARSON CITY, NEVADA                            89706
       (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (775) 841-7018

                            3400-666 BURRARD STREET
                      VANCOUVER, BRITISH COLUMBIA V6C 2X8
                                  (604)639-3101
          (FORMER NAME, ADDRESS AND TELEPHONE NUMBER SINCE LAST REPORT)

           Securities registered under Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

The Issuer had no revenue for the period ended June 30, 2005.

As of June 30, 2005, the Issuer had 5,730,700 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------
                                                                      JUNE 30   DECEMBER 31
                                                                         2005          2004
-------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                           $ 128,374   $       42
     Equipment                                                          2,999        2,999
-------------------------------------------------------------------------------------------

Total Assets                                                          131,373        3,041
-------------------------------------------------------------------------------------------

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  27,056   $   45,810
     Notes payable to related parties, current portion (Note 3)             -       14,785
-------------------------------------------------------------------------------------------

Total Current Liabilities                                              27,056       60,595

Notes Payable To Related Parties (Note 3)                                   -        1,650
-------------------------------------------------------------------------------------------

Total Liabilities                                                      27,056       62,245
-------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                         573         400
          (December 31, 2004 - 4,000,000)

Additional Paid-In Capital                                            172,897           -

(Deficit) Accumulated During the Development Stage                    (69,153)    (59,604)
-------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                  104,317     (59,204)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $ 131,373   $   3,041
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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   CUMULATIVE
                                                                                                                  PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                  DECEMBER 18
                                                             THREE MONTHS ENDED            SIX MONTHS END             2002 TO
                                                                 JUNE 30                       JUNE 30                JUNE 30
                                                            2005         2004             2005         2004              2005
------------------------------------------------------------------------------------------------------------------------------
Expenses
     Bank and financing charges                       $       42   $        -        $     284    $       -      $     1,986
     Consulting                                                -            -                -            -           20,000
     Interest                                                 21          120              120          243              916
     License payment                                           -            -                -            -            1,000
     Office and sundry                                     2,832            -            2,832            -            5,754
     Professional fees                                     6,630        1,720            8,826        2,117           25,571
     Rent                                                  2,850        2,850            5,700        5,700           25,650
     Transfer and filing fees                              2,440            -            2,440            -            2,440
------------------------------------------------------------------------------------------------------------------------------

Loss Before Other Income                                  14,815        4,690           20,202        8,060           83,317
------------------------------------------------------------------------------------------------------------------------------

Other Income (Loss)
     Gain on debt settlement                                   -            -           10,665            -           14,176
     Loss on currency exchange                                 -            -             (12)            -              (12)
------------------------------------------------------------------------------------------------------------------------------

Total Other Income (Loss)                                      -            -           10,653            -           14,164
------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $  (14,815)  $   (4,690)       $  (9,549)   $   8,060      $   (69,153)
==============================================================================================================================

Basic And Diluted Loss Per Share                      $     0.00   $     0.00        $     0.00   $    0.00
==============================================================================================================================

Weighted Average Number of Common Shares Outstanding   5,500,038    4,000,000         5,500,038    5,500,038
==============================================================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                  DECEMBER 18
                                                              SIX MONTHS ENDED        2002 TO
                                                                  JUNE 30             JUNE 30
                                                             2005        2004            2005
---------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss) for the period                   $  (9,549)   $ (8,060)    $  (69,154)

Adjustments to reconcile loss to net cash used in
..operating activities
     Gain on debt settlement                               10,665           -         14,176
     Gain on currency exchange                                (12)          -            (12)

Changes in assets and liabilities:
     Accounts payable and accrued liabilities             (45,842)      8,023         (3,542)
---------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                     (44,738)        (37)       (58,532)
---------------------------------------------------------------------------------------------

Financing Activities
     Common stock issued                                  173,070           -        173,470
     Notes payable to related parties                           -         100         16,435
---------------------------------------------------------------------------------------------

Net Cash from Financing Activities                        173,070         100        189,905
---------------------------------------------------------------------------------------------

Investing Activities
     Purchase of equipment                                      -           -         (2,999)
---------------------------------------------------------------------------------------------

Net Increase in Cash                                      128,332          63        128,374

Cash, Beginning of Period                                      42          13              -
---------------------------------------------------------------------------------------------

Cash, End of Period                                     $ 128,374    $     76    $   128,374
---------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
     Interest paid                                              -           -              -
     Income taxes                                               -           -              -
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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS DEFICIENCY
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                  COMMON STOCK
                                      -----------------------------------
                                         NUMBER                ADDITIONAL
                                             OF                   PAID-IN
                                         SHARES       AMOUNT      CAPITAL      DEFICIT        TOTAL
                                      --------------------------------------------------------------
Shares issued for cash at $0.0001
                                      4,000,000   $      400   $       -     $       -    $     400

Loss for the period                           -            -           -       (21,990)     (21,990)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2002            4,000,000   $      400           -     $ (21,990)   $ (21,590)

Loss for the year                             -            -           -       (24,216)     (24,216)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2003            4,000,000   $      400           -     $ (46,206)   $ (45,806)

Loss for the year                             -            -           -       (13,398)     (13,398)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2004            4,000,000   $      400           -     $ (59,604)   $ (59,204)

Shares issued for cash at $0.10       1,730,700   $      173   $ 172,897     $       -    $ 173,070

Loss for the period                           -            -           -        (9,549)      (9,549)
----------------------------------------------------------------------------------------------------

Balance, June 30, 2005                5,730,700          573     172,897       (69,153)     104,317
----------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $69,154 for the period from inception, December 18, 2002, to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

3.     NOTES PAYABLE TO RELATED PARTIES

                                                           Six
                                                         Months
                                                          Ended        Year        Year
                                                        June 30       Ended       Ended
                                                           2005        2004        2003
                                                   ------------------------------------

Promissory note payable to a director.  The
note was repaid as of April 12, 2005, and
bore interest of 3% per annum, payable at
the time of repayment.                                 $      -    $ 10,885    $ 10,885

Promissory note payable to a company
controlled by a common director.  The note
was repaid as of April 12, 2005, and bore
interest of 3% per annum, payable at the time
of repayment.                                                 -         800         800

Promissory notes payable to a director.  The
note was repaid as of April 12, 2005, and did
not bear interest.                                            -       3,100           -

Promissory note payable to a director.  The
note was repaid as of April 12, 2005, and
bore interest of 3% per annum, payable at the
time of repayment.                                            -       1,650       1,650
                                                   ------------------------------------

Total notes payable                                           -      16,435      13,335
Less:  Current portion                                        -      14,785           -
                                                   ------------------------------------

Long-term portion                                       $     -     $ 1,650    $ 13,335
                                                   ====================================

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

4.     RELATED PARTY TRANSACTIONS

a) Rent in the amount of $2,850 (2004 - $2,850) was charged by a director of the Company.

b) Included in accounts payable and accrued liabilities is $917 (2004 - $99) in accrued interest to a director of the Company or a company controlled by a director.

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

Our capital has been obtained via issuance of common stock and shareholder loans. On February 14, 2005, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-103647) concerning our initial public offering of 2,000,000 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on February 17, 2005 and was terminated on May 15, 2005. We sold a total of 1,730,700 shares of our Common Stock at an offering price of $0.10 per share, for gross proceeds of $173,070.

As of June 30, 2005, our total assets were $131,373, of which $128,374 is in cash and $2,999 in equipment. During the period, we experienced a net increase in cash reserves from $42 on December 31, 2004, to $128,374 as of June 30, 2005. This increase is the result of proceeds from our public offering. We earned no revenue during the period.

Our total liabilities as of June 30, 2005, were $27,056, a decrease of $35,189 from December 31, 2004, that was primarily due to the gains resulting from debt settlement, the payment of outstanding accounts owing to related unrelated parties, and the payment of debt owing to our directors and a company controlled by one of our directors from the proceeds of our public offering.

As of June 30, 2005, we had a deficit working capital of $69,153 compared with a deficit working capital of $59,604 as of December 31, 2004.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net loss of $9,549 for the period ending June 30, 2005, which was primarily the result of professional fees and rent. Our net loss for the period includes a gain on debt settlement of $10,665. Our loss for the period before the gain on debt settlement was $20,202.


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

As of June 30, 2005, there were 79 owners of record of the Company's common stock.

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

Our offering commenced on February 17, 2005, and terminated on May 15, 2005.
We sold a total of 1,730,700 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $173,070.

     The following table sets out the calculation of net proceeds from our public offering:

                                                                      Amount ($)

Gross offering proceeds as of June 30, 2005                            173,070

Offering expenses incurred from March 7, 2003 to June 30, 2005

     SEC Registration fee                                                    20
     Accounting Fees(1)                                                   5,817
     Legal Fees                                                          10,000
     Transfer and Miscellaneous expenses                                  2,440
-------------------------------------------------------------------------------
                                                                         18,277

Use of Net Proceeds from February 14, 2005 to June 30, 2005

     Debt Repayment                                                      10,885
     Automated Teller Machines                                            2,999
     Office Expense & Supplies                                           14,580
     General Expenses                                                     2,903
-------------------------------------------------------------------------------
                                                                          1,201

Net offering proceeds as of June 30, 2005                               123,426

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

                                 ATM Financial Corp.
                                (Registrant)


Date: August 2, 2005             /s/ Arthur Davis
                                 -------------------
                                 Arthur Davis
                                 President & Chief Financial Officer