Form 10QSB
period 2005-09-30
ATM FINANCIAL CORP
filed 2005-11-10
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 5,730,700 shares of Common Stock outstanding at September 30, 2005.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------
                                                                    SEPTEMBER 30   DECEMBER 31
                                                                            2005          2004
-------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                           $ 127,118      $       42
     Equipment                                                          2,999           2,999
----------------------------------------------------------------------------------------------

Total Assets                                                          130,117           3,041
----------------------------------------------------------------------------------------------

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  28,575      $   45,810
     Notes payable to related parties, current portion (Note 3)             -          14,785
----------------------------------------------------------------------------------------------

Total Current Liabilities                                              28,575          60,595

Notes Payable To Related Parties (Note 3)                                   -           1,650
----------------------------------------------------------------------------------------------

Total Liabilities                                                      28,575          62,245
----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                         573            400
          (December 31, 2004 - 4,000,000)

Additional Paid-In Capital                                            172,897              -

(Deficit) Accumulated During the Development Stage                    (71,928)       (59,604)
----------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                  101,542        (59,204)
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $ 130,117      $   3,041
----------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   CUMULATIVE
                                                                                                                  PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                  DECEMBER 18
                                                            THREE MONTHS ENDED             NINE MONTHS END            2002 TO
                                                                SEPTEMBER 30                 SEPTEMBER 30        SEPTEMBER 30
                                                            2005         2004             2005         2004              2005
------------------------------------------------------------------------------------------------------------------------------
Expenses
     Bank and financing charges                       $       25   $        -        $     309    $       -      $     2,011
     Consulting                                                -            -                -            -           20,000
     Interest                                                  -          125              121          355              917
     License payment                                           -            -                -            -            1,000
     Office and sundry                                     2,378           32            5,209           32            8,131
     Professional fees                                       372          337            9,198        2,472           25,943
     Rent                                                      -        2,850            5,700        8,550           25,650
     Transfer and filing fees                                  -            -            2,440            -            2,440
------------------------------------------------------------------------------------------------------------------------------

Loss Before Other Income                                   2,775        3,604           22,977       11,409           86,092
------------------------------------------------------------------------------------------------------------------------------

Other Income (Loss)
     Gain on debt settlement                                   -            -           10,665            -           14,176
     Loss on currency exchange                                 -            -              (12)           -              (12)
------------------------------------------------------------------------------------------------------------------------------

Total Other Income (Loss)                                      -            -           10,653            -           14,164
------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $   (2,775)  $   (3,604)       $ (12,324)   $ (11,409)     $   (71,928)
==============================================================================================================================

Basic And Diluted Loss Per Share                      $     0.00   $     0.00        $    0.00    $    0.00
==============================================================================================================================

Weighted Average Number of Common Shares Outstanding   5,436,231    4,000,000         5,936,539    4,000,000
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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                  DECEMBER 18
                                                             NINE MONTHS ENDED        2002 TO
                                                                SEPTEMBER 30     SEPTEMBER 30
                                                             2005        2004            2005
---------------------------------------------------------------------------------------------
Operating Activities
     Net loss for the period                            $ (12,324)   $(11,409)    $  (71,928)

Adjustments to reconcile loss to net cash used in
..operating activities
     Gain on debt settlement                               10,665           -         14,176
     Gain on currency exchange                                (12)          -            (12)

Changes in assets and liabilities:
     Accounts payable and accrued liabilities             (44,322)     11,356         (2,024)
---------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                     (45,993)        (53)       (59,788)
---------------------------------------------------------------------------------------------

Financing Activities
     Common stock issued                                  173,070           -        173,470
     Notes payable to related parties                           -         100         16,435
---------------------------------------------------------------------------------------------

Net Cash from Financing Activities                        173,070         100        189,905
---------------------------------------------------------------------------------------------

Investing Activities
     Purchase of equipment                                      -           -         (2,999)
---------------------------------------------------------------------------------------------

Net Increase in Cash                                      127,077          47        127,118

Cash, Beginning of Period                                      42          13              -
---------------------------------------------------------------------------------------------

Cash, End of Period                                     $ 127,118    $     60    $   127,118
---------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
     Interest paid                                              -           -              -
     Income taxes                                               -           -              -
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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS DEFICIENCY
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                  COMMON STOCK
                                      -----------------------------------
                                         NUMBER                ADDITIONAL
                                             OF                   PAID-IN
                                         SHARES       AMOUNT      CAPITAL      DEFICIT        TOTAL
                                      --------------------------------------------------------------
Shares issued for cash at $0.0001
                                      4,000,000   $      400   $       -     $       -    $     400

Loss for the period                           -            -           -       (21,990)     (21,990)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2002            4,000,000   $      400           -     $ (21,990)   $ (21,590)

Loss for the year                             -            -           -       (24,216)     (24,216)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2003            4,000,000   $      400           -     $ (46,206)   $ (45,806)

Loss for the year                             -            -           -       (13,398)     (13,398)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2004            4,000,000   $      400           -     $ (59,604)   $ (59,204)

Shares issued for cash at $0.10       1,730,700   $      173   $ 172,897     $       -    $ 173,070

Loss for the period                           -            -           -       (12,324)     (12,324)
----------------------------------------------------------------------------------------------------

Balance, September 30, 2005           5,730,700          573     172,897       (71,928)     101,542
----------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $71,928 for the period from inception, December 18, 2002, to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

3.     NOTES PAYABLE TO RELATED PARTIES

                                                               Nine
                                                             Months
                                                              Ended        Year        Year
                                                       September 30       Ended       Ended
                                                               2005        2004        2003
                                                   -------------------------------------------

Promissory note payable to a director.  The
note was repaid as of April 12, 2005, and
bore interest of 3% per annum, payable at
the time of repayment.                                 $        -         $ 10,885    $ 10,885

Promissory note payable to a company
controlled by a common director.  The note
was repaid as of April 12, 2005, and bore
interest of 3% per annum, payable at the time
of repayment.                                                   -              800         800

Promissory notes payable to a director.  The
note was repaid as of April 12, 2005, and did
not bear interest.                                              -            3,100           -

Promissory note payable to a director.  The
note was repaid as of April 12, 2005, and
bore interest of 3% per annum, payable at the
time of repayment.                                              -            1,650       1,650
                                                   -------------------------------------------

Total notes payable                                             -           16,435      13,335
Less:  Current portion                                          -           14,785           -
                                                   -------------------------------------------

Long-term portion                                      $        -         $  1,650    $ 13,335
                                                   ===========================================

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                September 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

4.     RELATED PARTY TRANSACTIONS

a) Rent in the amount of $5,700 (2004 - $2,850) was charged by a director of the Company.

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

As of September 30, 2005, our total assets were $131,373, of which $128,374 was in cash and $2,999 in equipment. During the period, we experienced a net increase in cash reserves from $42 on December 31, 2004, to $127,118 as of September 30, 2005. This increase was the result of proceeds from our public offering. We earned no revenue during the period.

Our total liabilities as of September 30, 2005, were $28,575, a decrease of $33,670 from December 31, 2004, that was primarily due to the gains resulting from debt settlement, the payment of outstanding accounts owing to related parties, and the payment of debt owing to our directors and a company controlled by one of our directors from the proceeds of our public offering.

As of September 30, 2005, we had an accumulated deficit of $71,928 compared with an accumulated deficit of $59,604 as of December 31, 2004.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net loss of $2,775 for the three month period ending September 30, 2005, which was primarily the result of professional fees and office expenses.

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


PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Our common stock is quoted on the NASD OTC bulletin board under the trading symbol, AFIC.

As of September 30, 2005, there were 79 owners of record of our common stock.

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

     The following table sets out the calculation of net proceeds from our public offering:

                                                                      Amount ($)

Gross offering proceeds as of September 30, 2005                        173,070

Offering expenses incurred from March 7, 2003 to September 30, 2005

     SEC Registration fee                                                    20
     Accounting Fees(1)                                                   5,817
     Legal Fees                                                          10,000
     Transfer and Miscellaneous expenses                                  2,440
-------------------------------------------------------------------------------
                                                                         18,277

Use of Net Proceeds from February 14, 2005 to September 30, 2005

     Debt Repayment                                                      10,885
     Automated Teller Machines                                            2,999
     Equipment                                                            1,709
     Marketing                                                               94
     Office Expense & Supplies                                           14,628
     General Expenses                                                     3,364
-------------------------------------------------------------------------------
                                                                         33,679

Net offering proceeds as of September 30, 2005                          121,114

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

                                 ATM Financial Corp.


Date: November 9, 2005           /s/ Arthur Davis
                                 -------------------
                                 Arthur Davis
                                 President & Chief Financial Officer