Form 10KSB
period 2005-12-31
ATM FINANCIAL CORP
filed 2006-03-30
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-103647

                               ATM FINANCIAL CORP.
                 (Name of small business issuer in its charter)

                NEVADA                                98-0393197
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification number)

2533 NORTH CARSON STREET, CARSON CITY, NEVADA            89706
 (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (775) 841-7018

           Securities registered under Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK,
                                                               $0.0001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

The  Issuer  had  no  revenue  for  the  fiscal  year  ended  December 31, 2005.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer as of January 31, 2006, was approximately $2,163,375, based on the average bit and ask price of a share of common stock as quoted on the OTC Bulletin Board of $1.25.

As of December 31, 2005, the Issuer had 5,730,700 shares of its Common Stock outstanding.

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

We were incorporated on December 18, 2002, under the laws of the State of Nevada. Our principal office is located at 2533 North Carson Street, Carson City, Nevada 89706. Telephone: (775) 841-7018. Our web-site is located at www.atmfinancialcorp.com.

OUR  BUSINESS

     We are an Indirect Connector to the Interac Association's shared cash dispensing network. We provide independent operators of ATMs in Canada, those operators who are not affiliated with any financial institution, with fee-based access to the shared cash dispensing network.

     We provide independent operators with services that are ancillary to ATM related transactions. Our services also include assisting independent ATM operators that wish to locate their machines in profitable, high-traffic areas by finding locations and negotiating with property owners for the placement of ATMs.

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


ITEM  2.     DESCRIPTION  OF  PROPERTY

     On April 1, 2003, we leased 200 square feet of office space in the financial district of downtown Vancouver from our President, Arthur Davis, at a rate of $950 per month. This lease was terminated as of June 30, 2005.

     We presently maintain our principal office at 2533 North Carson Street, Carson City, Nevada 89706. Telephone: (775) 841-7018.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We did not submit any matters to a vote of our securities holders during the fiscal year ending December 31, 2005.

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

     Our offering commenced on February 17, 2005, and terminated on May 15, 2005. We have thus far sold a total of 1,730,700 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $173,070.

     The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until December 31, 2005:




                                                                            Amount ($)
Gross offering proceeds as of December 31, 2005                                173,070

Offering expenses incurred from February 14, 2005 to December 31, 2005 (1)      25,913

Net offering proceeds as of December 31, 2005                                  147,157

Use of Proceeds:

  Debt Repayment (2)                                                            16,435
  Office Expense & Supplies                                                      5,827
  General Expenses (3)                                                           7,054

Total Use of Proceeds as of December 31, 2005:                                  29,316

(1)  Offering  Expenses  exceeded  our  estimate  of  $20,000  due  to  unanticipated professional  fees  and  blue  sky  fees.
(2)  Debt  Repayment  exceeded our estimate of $10,885 due to: (a) the repayment of an interest bearing loan in the amount $3,000 from a director, the proceeds of which were used  to  prepay  for  an  ATM;  and  (b)  accrued  interest.
(3)  General  Expenses  exceeded out estimate of $3,145 due to insufficient revenue to offset  audit  expenses.

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

     Our capital has been obtained via issuance of common stock and shareholder loans. On February 14, 2005, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-103647) concerning our initial public offering of 2,000,000 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on February 17, 2005 and terminated on May 15, 2005. We have thus far sold 1,730,700 shares of our Common Stock at an offering price of $0.10 per share, for gross proceeds of $173,070.

     As of December 31, 2005, our total assets were comprised of $120,942, of which $117,883 is in cash, $60 is in prepaid expenses, and $2,999 is in deposit. This is an increase of 117,901 in our assets from December 31, 2004, at which time our assets were comprised of cash reserves of $42 and deposits of$2,999. This increase was entirely due to our initial public offering.

     Our total liabilities as of December 31, 2005, were $25,685, a decrease of $36,560 from December 31, 2004, that was primarily due to the payment of current liabilities, repayment of notes payable to related parties, and debt settlement.

     As of December 31, 2005, we had available working capital of $92,258 as compared to a working capital deficiency of $60,553 as of December 31, 2004.

     We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS  OF  OPERATIONS.

     We posted a net loss of $18,609 for the year ending December 31, 2005, an increase from a loss of $13,398 incurred for the year ending December 31, 2004. The principal components of the increase were offering expenses, office expenses and professional fees.

ITEM  7.     FINANCIAL  STATEMENTS

             ATM  FINANCIAL  CORP.
             (A  development  stage  company)

             Financial  Statements
             (EXPRESSED  IN  U.S.  DOLLARS)

             December  31,  2005  and  2004



             INDEX

             Reports of Independent Registered Public Accounting Firms Balance Sheets
             Statements  of  Stockholders'  Equity  (Deficiency)
             Statements  of  Operations
             Statements  of  Cash  Flows
             Notes  to  Financial  Statements

VELLMER  &  CHANG
CHARTERED  ACCOUNTANTS  *
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-687-3778
                                                   E-mail: info@vellmerchang.com
                                  * denotes a firm of incorporated professionals

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company is a development stage company since inception on December 18, 2002 and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters that raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 1c to the financial statements. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




VANCOUVER,  CANADA                         "Vellmer & Chang"
February  18,  2006                      Chartered Accountants

MOORE  STEPHENS  ELLIS  FOSTER  LTD.
CHARTERED  ACCOUNTANTS
1650  West  1st  Avenue
Vancouver,  BC  Canada   V6J  1G1
Telephone:  (604)  734-1112  Facsimile:  (604)  714-5916
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




Vancouver,  Canada          "MOORE  STEPHENS  ELLIS  FOSTER  LTD."
March  30,  2005                    Chartered  Accountants



ATM  FINANCIAL  CORP.
(A  development  stage  company)

Balance  Sheets
December  31,  2005
(EXPRESSED  IN  U.S.  DOLLARS)
----------------------------------------------------------------------------------------------
                                                                            2005       2004
----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                             $117,883   $     42
    Prepaid Expenses                                                            60          -
----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                       117,943         42
----------------------------------------------------------------------------------------------

DEPOSITS (Note 3)                                                            2,999      2,999
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $120,942   $  3,041
==============================================================================================

LIABILITIES

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities                                25,685     45,810
    Notes Payable to Related Parties, Current Portion (Note 4)                   -     14,785
----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                   25,685     60,595
----------------------------------------------------------------------------------------------

Notes Payable to Related Parties (Note 4)                                        -      1,650
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           25,685     62,245
----------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY (DEFICIENCY)

COMMON STOCK

        100,000,000 common shares with a par value of $0.0001 per share
    Issued and outstanding:
        5,730,700 common shares                                                573        400
       (December 31, 2004 - 4,000,000 common shares)

Additional Paid-in Capital                                                 172,897          -

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                         (78,213)   (59,604)
----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     95,257    (59,204)
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $120,942   $  3,041
==============================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements



ATM  FINANCIAL  CORP.
(A  development  stage  company)

Statements  of  Stockholders'  Equity  (Deficiency)
For  the  period  from  December  18,  2002  (inception)  to  December  31,  2005
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------------------------
                                                                                           DEFICIT
                                                                       ACCUMULATED           TOTAL
                                                           ADDITIONAL       DURING   STOCKHOLDERS'
                                            COMMON STOCK      PAID-IN  DEVELOPMENT          EQUITY
                                          SHARES   AMOUNT     CAPITAL        STAGE     DEFICIENCY)
--------------------------------------------------------------------------------------------------
December 18, 2002 - Shares issued for
cash at $0.0001 per share              4,000,000  $   400    $      -  $         -   $        400

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (21,990)       (21,990)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2002             4,000,000      400           -      (21,990)       (21,590)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (24,216)       (24,216)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2003             4,000,000      400           -      (46,206)       (45,806)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (13,398)       (13,398)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2004             4,000,000      400           -      (59,604)       (59,204)
--------------------------------------------------------------------------------------------------

February 14, 2005 - shares issued
for cash at $0.10 per share            1,730,700  $   173    $172,897  $         -   $    173,070

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (18,609)       (18,609)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2005             5,730,700      573     172,897      (78,213)        95,257
==================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements



ATM  FINANCIAL  CORP.
(A  development  stage  company)

Statements  of  Operations
(EXPRESSED  IN  U.S.  DOLLARS)
-------------------------------------------------------------------------------------------------
                                                           Cumulative
                                                          Period from
                                                          December 18
                                                                 2002
                                                       (inception) to             Years Ended
                                                          December 31             December 31
                                                                 2005          2005         2004
-------------------------------------------------------------------------------------------------

EXPENSES

Bank and financing charges                             $        2,054   $       352   $    1,702
Consulting                                                     20,000             -            -
License payment                                                 1,000             -            -
Listing and filing fees                                         5,675         5,675            -
Office and sundry                                               8,710         5,788          981
Professional fees                                              25,943         9,198        2,425
Rent                                                           25,650         5,700       11,400
Transfer agent                                                  2,440         2,440            -
-------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)                            91,472        29,153       16,508
-------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
    Gain on debt settlement                                    14,176        10,665        3,511
    Interest                                                     (917)         (121)        (401)
-------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         $      (78,213)  $   (18,609)  $  (13,398)
=================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                              (0.00)       (0.00)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                       5,372,771    4,000,000
=================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements


ATM  FINANCIAL  CORP.
(A  development  stage  company)

Statements  of  Cash  Flows
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------------------------------------------
                                                                                 Cumulative
                                                                                Period from
                                                                                December 18
                                                                                       2002
                                                                             (inception) to          Years Ended
                                                                                December 31          December 31
                                                                                       2005        2005        2004
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                                          $      (78,213)  $ (18,609)  $ (13,398)

Adjustment to reconcile net loss to net cash used in operating activities:
    Gain on debt settlement                                                          14,176      10,665       3,511

Changes in other assets and liabilities:
    - (increase) in prepaid expenses                                                    (60)        (60)          -
    - (increase) in deposits                                                         (2,999)          -      (2,999)
    - increase (decrease) in accounts payable and accrued liabilities                11,509     (30,790)      9,815
--------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                               (55,587)    (38,794)     (3,071)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Common stock issued                                                             173,470     173,070           -
    Repayment of notes payable to related parties                                         -           -       3,100
--------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           173,470     173,070       3,100
--------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENT                                                117,883     134,276          29

CASH AND CASH EQUIVALENT, beginning of period                                             -          42          13
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENT, end of period                                           $ 117,883   $ 117,883   $      42
====================================================================================================================
SUPPLEMENTAL INFORMATION AND NON-CASH FINANCING
  AND INVESTING ACTIVITIES:
  Interest paid in cash                                                      $         917    $     121   $     401
  Income taxes paid in cash                                                  $           -    $       -   $       -
====================================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $78,213 for the period from inception, December 18, 2002, to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

c)     Financial  Instruments

The Company's financial instruments consist of cash and cash equivalent, accounts payable and accrued liabilities, and notes payable to related parties.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

d)     Cash  and  Cash  Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2005, the Company has cash in the amount of $US 57,883 which are over the federally insured limit (December 31, 2004 - $US nil). There were no cash equivalents at December 31, 2005 and 2004.

e)     Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost and depreciation is provided over the useful lives of 5 years. In 2004, the Company made a deposit for the purchase of the equipment but has not yet taken delivery on the equipment and did not record any depreciation on the equipment.

f)     Foreign  Currency  Translation

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

g)     Comprehensive  Loss
The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity (Deficiency). Comprehensive loss comprises equity except those resulting from investments by owners and distributions to owners.

h)     Income  Taxes

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

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

i)     Impairment  of  Long  Lived  Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

j)     Stock  Based  Compensation

The Company has adopted the Statement of Financial Accounting Standards No. 123R amending SFAS No. 123SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R will have no effect on the Company's cash flows, but is expected to have a material impact on its results of operations.

     The  Company  did  not  grant  any  stock  options  during  the  period.

k)     Loss  Per  Share

     Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

l)     New  Accounting  Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.     DEPOSITS

     In 2004, the Company made the deposit to purchase an ATM machine. At this time, the Company has not yet taken delivery of the machine.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                             (STATED IN U.S. DOLLARS)


4.     NOTES  PAYABLE  TO  RELATED  PARTIES




                                                                                     2005    2004
Promissory note payable to a director.  The note is repayable on December 30, 2005,
and bears interest of 3% per annum, payable at the time of repayment.                $   -  $10,885

Promissory note payable to a company controlled by a common director.  The note is repayable on December 22, 2005, and bears interest of 3% per annum, payable at the
time of repayment.                                                                       -      800

Promissory notes payable to a director.  The note is repayable on demand, and does
not bear interest.                                                                       -    3,100

Promissory note payable to a director.  The note is repayable on February 20, 2006,
and bears interest of 3% per annum, payable at the time of repayment.                    -    1,650

Total notes payable                                                                      -   16,435
Less:  Current portion                                                                   -   14,785

Long-term portion                                                                    $   -  $ 1,650






5.     INCOME  TAX

The Company has net losses for income tax purposes totalling approximately $78,000 which expires commencing 2022 through to the year 2025 and may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

---------------------------------------------------------------------
                            2005                  2004
                            $               %     $               %
---------------------------------------------------------------------
Tax loss carry forwards     $   27,000     34%    $   20,000     34%
Valuation allowance            (27,000)   (34%)      (20,000)   (34%)
---------------------------------------------------------------------
Total                       $        -      0%    $        -      0%
=====================================================================

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                             (STATED IN U.S. DOLLARS)



6.     RELATED  PARTY  TRANSACTIONS

a) Rent in the amount of $5,700 (2004 - $11,400) was charged by a director of the Company.

b) During the year, the Company incurred $Nil (2004 - $795) in accrued interest to directors of the Company and a company controlled by a director.

c) Also included in accounts payable and accrued liabilities is an amount owed to a director of the Company for rent and other expenses of $25,685 (2004 - $19,986).

d)     Also  see  Note  4.


7.     COMPARATIVE  FIGURES

Certain 2004 comparative figures have been reclassified to conform to the financial statement presentation adopted in 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We adopt by reference the disclosure made in item 4.01 and exhibit 16 of Form 8-K/A filed by us with the Securities and Exchange Commission on December 8, 2005.

We adopt by reference the disclosure made in item 4.01 and exhibit 16 of Form 8-K/A filed by us with the Securities and Exchange Commission on March 31, 2005.

Except as already disclosed in this item, there were neither changes in accountants nor disagreements of the type required to be reported under this item between us and our independent accountants during the fiscal years ended March 31, 2004 or 2003.

ITEM  8A.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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


                                                           Term Period Served as
Name             Position                             Age  Director/Officer

Arthur Davis     President, Treasurer, Director       33   12/30/02 to present

Viktoria Vynnyk  Vice-President, Secretary, Director  27   12/30/02 to present

     Arthur Davis serves as our President and Chief Financial Officer. Mr. Davis has more than twelve years of experience in equity and debt finance, and corporate development in a wide range of industries including banking, Internet, manufacturing, natural resources, real estate, retail and software. Mr. Davis began his career with Burns Fry Inc., an investment firm, where he was employed as an investment advisor from 1994 to 1996. From 1996 to 2001, he was the President and a Director of Ayamara Capital Corporation, a privately held consulting firm engaged in the business of consulting and liaison services in connection with corporate finance, and the implementation and completion of corporate development plans, business and financial models. From 2000 to 2001,

Mr. Davis was a director of two privately held companies, Prime Play Systems Inc., and WordLogic Corporation (also President). From 2002 onwards, Mr. Davis has been the President and a Director of Highbrook Capital Corporation, a privately held finance corporation. From 2002 to 2004, Mr. Davis was also the President and the sole Director of a personal corporation, 624665 B.C. Ltd., which was engaged in the business of consulting and liaison services in connection with corporate finance, and the implementation and completion of corporate development plans, business and financial models. He is a graduate of the University of Kings College in Halifax, Nova Scotia with a Bachelor of Arts in Economics. Mr. Davis also serves as the Chairman of the Board of the Company.

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

     We have attempted and will continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us for each of our last three completed fiscal years.

TABLE  1

SUMMARY  COMPENSATION  TABLE




                    ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                               AWARDS                   PAYOUTS
NAME AND
PRINCIPAL                            OTHER ANNUAL     RESTRICTED                     LTIP     ALL OTHER
POSITION (1)    YEAR  SALARY  BONUS  COMPENSATION     STOCK AWARDS  OPTIONS/SARS     PAYOUTS  COMPENSATION
Arthur Davis,   2003  nil     nil    nil              nil           nil              nil      nil
President       2004  nil     nil    nil              nil           nil              nil      nil
                2005  nil     nil    nil              nil           nil              nil      nil

(1)     No executive officer received greater than $100,000 in salary during the fiscal years ended December 31, 2003 to 2005. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded  the  lesser  of  either  $50,000  or 10% of the total of annual salary and bonus paid during the respective fiscal  years.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth information known by our management regarding beneficial ownership of our common stock as of December 31, 2005, by each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

     Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

Name                                                 Number  of  Shares      %

Arthur Davis                                         2,000,000              35%

Viktoria Vynnyk                                      2,000,000              35%

Directors and officers as a group (two  persons)     4,000,000              70%

     The address for all officers and directors is 2533 North Carson Street, Carson City, Nevada 89706.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS





Name             Position with ATM Productions   Shares    Consideration   Date
Arthur Davis     President, Treasurer           2,000,000  $ 200           December 30, 2002

Viktoria Vynnyk  Vice-President, Secretary      2,000,000  $ 200           December 30, 2002



     On April 26, 2004, we issued a non-interest bearing promissory note in the amount of $100 to our President, Arthur Davis. The note was repaid in full on April 12, 2005. Proceeds from the promissory note were used to pay incidental bank charges.

     On October 2, 2004, we issued a non-interest bearing promissory note in the amount of $3,000 to our President, Arthur Davis. The note was repaid in full on April 12, 2005. Proceeds from the promissory note were used as a deposit towards the purchase of equipment.

     On April 1, 2003, we entered into an agreement with our President, Arthur Davis, under which he sub-leased to us 200 square feet of office space in the financial district of downtown Vancouver. Under the terms of the sublease, ATM Financial Corp. pays Mr. Davis $950 per month, inclusive of phone, fax, photocopy and secretarial costs. Mr. Davis leased the premises from an unrelated multinational property management company at the rate of $1,625 per month, plus telephone, fax, photocopy and secretarial costs. The rent paid by ATM Financial Corp. was 59% of the rent payable under an arm's length transaction for similar premises, and was arbitrarily determined by the directors of ATM Financial Corp. to be fair. The lease was terminated by mutual consent as of June 30, 2005.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

EXHIBIT  NO.     TITLE

3.1 Articles of Incorporation, ATM Financial Corp., incorporated by reference from the Form SB-2 filed March 7, 2003

3.2 Bylaws, ATM Financial Corp., incorporated by reference from the Form SB-2 filed March 7, 2003

4.1 Form of Stock certificate, incorporated by reference from the Annual Report on Form 10-KSB filed April 1, 2005

14.1 Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed
                 April 1, 2005

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)

32.1             Certifications pursuant to 18 U.S.C. Section 1350


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

     Our board of directors appointed Vellmer & Chang, Chartered Accountants, as independent accountants to audit our financial statements for the fiscal year ended December 31, 2005. We have not as yet received a bill from Vellmer & Chang for their professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

     The board of directors appointed Moore Stephens Ellis Foster as the independent accountants to audit our financial statements for the current fiscal year ended December 31, 2004. The aggregate fees billed by Moore Stephens Ellis Foster for professional services rendered for the audit of our annual financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 were $4,102.

AUDIT  RELATED  FEES

     For the fiscal year ended December 31, 2005 the aggregate fees billed for assurance and related services by Vellmer & Chang, Chartered Accountants, relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil.

     For the fiscal year ended December 31, 2004 the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil.

TAX  FEES

     For the fiscal year ended December 31, 2005, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

     For the fiscal year ended December 31, 2004, the aggregate fees billed for tax compliance, by Moore Stephens Ellis Foster were nil.

ALL  OTHER  FEES

     For the fiscal year ended December 31, 2005, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

     For the fiscal year ended December 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster for other non-audit professional services, other than those services listed above, totaled nil.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Vellmer & Chang is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     approved  by  our  audit  committee;  or

     entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

     We do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATM FINANCIAL CORP.



                                   By:/s/ Arthur Davis
                                      Arthur Davis
                                      Chief Executive Officer, President,
                                      Chief Financial Officer,
                                      Principal Accounting Officer
                                      & Director

Date: March 30, 2006


     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                      DATE


/s/ Arthur Davis
Arthur Davis           Chief Executive Officer, President,        March 30, 2006
                       Chief Financial Officer,
                       Principal Accounting Officer,
                       & Director

/s/ Viktoria Vynnyk
Viktoria Vynnyk        Vice-President, Secretary & Director       March 30, 2006