Form 10QSB
period 2006-03-31
ATM FINANCIAL CORP
filed 2006-05-05
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

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

There were 5,730,700 shares of Common Stock outstanding at March 31, 2006.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ATM FINANCIAL CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------
                                                                     MARCH 31      DECEMBER 31
                                                                         2006             2005
----------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash and Cash Equivalent                                       $ 107,044      $   117,883
     Prepaid Expenses                                                     608               60
----------------------------------------------------------------------------------------------

Total Current Assets                                                  107,652          117,943
----------------------------------------------------------------------------------------------

Deposits on equipment (Note 3)                                              -            2,999
----------------------------------------------------------------------------------------------

Equipment (Note 3)                                                      2,999                -
----------------------------------------------------------------------------------------------

Total Assets                                                          110,651          120,942
==============================================================================================

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  25,710      $    25,685
----------------------------------------------------------------------------------------------

Total Liabilities                                                      25,710           25,685
----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Common Stock

     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                         573              573
          (December 31, 2005 - 5,730,700)

Additional Paid-In Capital                                            172,897          172,897

(Deficit) Accumulated During the Development Stage                    (88,529)         (78,213)
----------------------------------------------------------------------------------------------

Total Stockholders' Equity                                             84,941           95,257
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                          $ 110,651      $   120,942
==============================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------
                                                                                             DEFICIT
                                                                         ACCUMULATED           TOTAL
                                                            ADDITIONAL        DURING   STOCKHOLDERS'
                                            COMMON STOCK       PAID-IN   DEVELOPMENT          EQUITY
                                          SHARES   AMOUNT      CAPITAL         STAGE    (DEFICIENCY)
----------------------------------------------------------------------------------------------------

December 18, 2002 - Shares issued for
cash at $0.0001 per share              4,000,000  $   400   $        -   $         -   $        400

Comprehensive Loss:
    Net Loss for the Period                    -        -            -       (21,990)       (21,990)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2002             4,000,000      400            -       (21,990)       (21,590)
----------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                      -        -            -       (24,216)       (24,216)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2003             4,000,000      400            -       (46,206)       (45,806)
----------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                      -        -            -       (13,398)       (13,398)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2004             4,000,000      400            -       (59,604)       (59,204)
----------------------------------------------------------------------------------------------------

February 14, 2005 - shares issued
for cash at $0.10 per share            1,730,700      173      172,897             -        173,070

Comprehensive Loss:
    Net Loss for the Year                      -        -            -       (18,609)       (18,609)
----------------------------------------------------------------------------------------------------

Balance, December 31, 2005             5,730,700      573      172,897       (78,213)        95,257
----------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -            -       (10,316)       (10,316)
----------------------------------------------------------------------------------------------------

Balance, March 31, 2006                5,730,700  $   573   $  172,897   $   (88,529)  $     84,941
====================================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------
                                                                                   CUMULATIVE
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                  DECEMBER 18
                                                            THREE MONTHS ENDED        2002 TO
                                                                 MARCH 31            MARCH 31
                                                            2006         2005            2006
------------------------------------------------------------------------------------------------

Expenses
     Bank and financing charges                       $      124   $      241     $     2,178
     Consulting                                                -            -          20,000
     License payment                                           -            -           1,000
     Listing and filing fees                                   -            -           5,675
     Office and sundry                                     2,800            -          11,510
     Professional fees                                     7,171            -          33,114
     Regulatory fees                                         196            -             196
     Rent                                                      -        2,850          25,650
     Transfer and filing fees                                 25            -           2,465
----------------------------------------------------------------------------------------------

Loss Before Other Income (Expenses)                       10,316        3,091         101,788
----------------------------------------------------------------------------------------------

Other Income (Expenses)
     Gain on debt settlement                                   -        8,131          14,176
     Gain on currency exchange                                 -           22               -
     Interest                                                  -          (99)           (917)
----------------------------------------------------------------------------------------------

Total Other Income (Expenses)                                  -        8,054          13,259
----------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $  (10,316)  $    4,963     $   (88,529)
==============================================================================================

Basic And Diluted Loss Per Share                      $    (0.00)  $     0.00
==============================================================================================

Weighted Average Number of Common Shares Outstanding   5,730,700    4,077,170
==============================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------
                                                                                     PERIOD FROM
                                                                                       INCEPTION
                                                                                     DECEMBER 18
                                                                THREE MONTHS ENDED       2002 TO
                                                                      MARCH 31          March 31
                                                                 2006         2005          2006
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income (loss) for the period                          $ (10,316)   $   4,963   $   (88,529)

Adjustments to reconcile loss to net cash used in
 operating activities:
  Gain on debt settlement                                           -       (8,131)       14,176

Changes in other assets and liabilities:
  - (increase) in prepaid expenses                               (548)           -          (608)
  - decrease in deposit on equipment                            2,999            -             -
  - increase (decrease) in accounts payable and
      accrued liabilities                                          25      (11,374)       11,534
-------------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                          (7,840)     (14,542)      (63,427)
-------------------------------------------------------------------------------------------------

Financing Activities
  Common stock issued                                               -     (131,080)      173,470
-------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                  -     (131,080)      173,470
-------------------------------------------------------------------------------------------------

Investing Activities
  Purchase of equipment                                        (2,999)           -        (2,999)
-------------------------------------------------------------------------------------------------

Net Increase in cash and cash equivalents                     (10,839)     116,538       107,044

Cash and cash equivalents, beginning of period                117,883           42             -
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $ 107,044    $ 116,580   $   107,044
=================================================================================================

Supplemental Cash Flow Information
  Interest paid                                             $       -    $      99   $       917
  Income taxes                                              $       -    $       -   $         -
=================================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31,2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $88,529 for the period from inception, December 18, 2002, to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31,2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)     Financial Instruments

The Company's financial instruments consist of cash and cash equivalent and accounts payable and accrued liabilities.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31,2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

3.     Deposits on Equipment

In 2004, the Company made the deposit to purchase an ATM machine. Subsequent to the period, the Company has taken delivery of the machine and has reclassify the asset accordingly.


4.     Related Party Transactions

	a) Rent in the amount of $Nil (2005 - $2,850) was charged by a director of the Company.

	b) Also included in accounts payable and accrued liabilities is an amount owed to a director of the Company or a company controlled by a director of $25,685 (2005 - $795).

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

As of March 31, 2006, our total assets were $110,651, comprising $107,044 in cash, $2,999 in equipment, and $608 was prepaid expenses. During the period, we experienced a net decrease of $10,839 in cash reserves from $117,883 on December 31, 2005. This decrease was primarily the result of audit fees and general office expenses. We earned no revenue during the period.

Our total liabilities as of March 31, 2006, were $25,710, a nominal increase of $25 from December 31, 2005.

As of March 31, 2006, we had an accumulated deficit of $88,529 compared with an accumulated deficit of $78,213 as of December 31, 2005.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net loss of $10,316 for the three month period ended March 31, 2006, which was primarily the result of professional fees and general office expenses.


ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.


PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Our common stock is quoted on the NASD OTC bulletin board under the trading symbol, AFIC.

As of March 31, 2006, there were 79 owners of record of our common stock.

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

The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until March 31, 2006:

                                                                            Amount ($)
Gross offering proceeds as of March 31, 2006                                   173,070

Offering expenses incurred from February 14, 2005 to March 31, 2006 (1)         25,913

Net offering proceeds as of March 31, 2006                                     147,157

Use of Proceeds:

  Debt Repayment (2)                                                            16,435
  Office Expense & Supplies                                                      8,627
  General Expenses (3)                                                          14,570

Total Use of Proceeds as of March 31, 2006:                                     39,632

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

                                 ATM Financial Corp.



Date: May 5, 2006                /s/ Arthur Davis
                                 Arthur Davis
                                 President & Chief Financial Officer