Form 10QSB
period 2006-06-30
ATM FINANCIAL CORP
filed 2006-08-08
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

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

There were 5,730,700 shares of Common Stock outstanding at June 30, 2006.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


ATM FINANCIAL CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------------
                                                                      June 30      DECEMBER 31
                                                                         2006             2005
-----------------------------------------------------------------------------------------------
ASSETS

Current Liabilities
     Cash                                                           $ 104,193      $   117,883
     Equipment                                                          3,416                -
     Prepaid Expenses                                                     600               60
-----------------------------------------------------------------------------------------------

Total Current Assets                                                  108,209          117,943
-----------------------------------------------------------------------------------------------

Deposits                                                                    -            2,999
-----------------------------------------------------------------------------------------------

Total Assets                                                          108,209          120,942
===============================================================================================

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  26,197      $    25,685
-----------------------------------------------------------------------------------------------

Total Current Liabilities                                              26,197           25,685
-----------------------------------------------------------------------------------------------

Total Liabilities                                                      26,197           25,685
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock

     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                         573              573
          (December 31, 2005 - 5,730,700)

Additional Paid-In Capital                                            172,897          172,897

(Deficit) Accumulated During the Development Stage                    (91,458)         (78,213)
-----------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                   82,012           95,257
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $ 108,209      $   120,942
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIENCY
(Unaudited)
(Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------
                                                                                           DEFICIT
                                                                       ACCUMULATED           TOTAL
                                                           ADDITIONAL       DURING   STOCKHOLDERS'
                                            COMMON STOCK      PAID-IN  DEVELOPMENT          EQUITY
                                          SHARES   AMOUNT     CAPITAL        STAGE     (DEFICIENCY)
--------------------------------------------------------------------------------------------------
December 18, 2002 - Shares issued for
cash at $0.0001 per share              4,000,000  $   400    $      -  $         -   $        400

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (21,990)       (21,990)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2002             4,000,000      400           -      (21,990)       (21,590)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (24,216)       (24,216)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2003             4,000,000      400           -      (46,206)       (45,806)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (13,398)       (13,398)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2004             4,000,000      400           -      (59,604)       (59,204)
--------------------------------------------------------------------------------------------------

February 14, 2005 - shares issued
for cash at $0.10 per share            1,730,700  $   173    $172,897  $         -   $    173,070

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (18,609)       (18,609)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2005             5,730,700      573     172,897      (78,213)        95,257
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (13,245)       (13,245)
--------------------------------------------------------------------------------------------------

Balance, June 30, 2006                 5,730,700      573     172,897      (91,458)        82,012
==================================================================================================

The accompanying notes are an integral part of these financial statements

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                     INCEPTION
                                                                                                                   DECEMBER 18
                                                             THREE MONTHS ENDED             SIX MONTHS ENDED          2002 TO
                                                                 JUNE 30                         JUNE 30               JUNE 30
                                                            2006         2005              2006         2005              2006
------------------------------------------------------------------------------------------------------------------------------
Expenses
     Bank and financing charges                       $       41   $       42        $      165   $      284      $     2,219
     Consulting                                            1,821            -             1,821            -           21,821
     License payment                                           -            -                 -            -            1,000
     Listing and filing fees                                   -            -                 -            -            5,675
     Office and sundry                                        52        2,832             2,852        2,844           11,562
     Professional fees                                       990        6,630             8,161        8,826           34,104
     Regulatory fees                                           -            -               196            -              196
     Rent                                                      -        2,850                 -        5,700           25,650
     Transfer and filing fees                                 25        2,440                50        2,440            2,490
-------------------------------------------------------------------------------------------------------------------------------

Loss Before Other Income                                   2,929       14,794            13,245       20,094          104,717
-------------------------------------------------------------------------------------------------------------------------------

Other Income (Loss)
     Gain on debt settlement                                   -            -                 -       10,665           14,176
     Interest                                                  -          (21)                -         (120)            (917)
-------------------------------------------------------------------------------------------------------------------------------

Total Other Income (Loss)                                      -            -                 -       10,545           13,259
-------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $   (2,929)  $  (14,773)       $  (13,245)  $   (9,549)     $   (91.458)
===============================================================================================================================

Basic And Diluted Loss Per Share                      $     0.00   $     0.00        $     0.00   $     0.00
===============================================================================================================================

Weighted Average Number of Common Shares Outstanding   5,730,700    5,500,038         5,730,700    5,500,038
===============================================================================================================================

The accompanying notes are an integral part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                                   PERIOD FROM
                                                                                                     INCEPTION
                                                                                                   DECEMBER 18
                                                                             SIX MONTHS ENDED          2002 TO
                                                                                  June 30              June 30
                                                                            2006         2005             2006
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                  $ (13,245)   $  (9,549)   $    (91,458)

Adjustments to reconcile loss to net cash used in
operating activities:
  Gain on debt settlement                                                      -       10,665          14,176

Changes in other assets and liabilities:
  - (increase) in prepaid expenses                                          (540)           -            (600)
  - decrease in deposits on equipment                           2,999           -               -
  - increase (decrease) in accounts payable and accrued liabilities          512      (30,462)         12,021
--------------------------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                                    (10,274)     (44,842)        (65,861)
--------------------------------------------------------------------------------------------------------------

Financing Activities
  Common stock issued                                                          -     (173,070)        173,470
  Notes payable to related parties                                             -            -               -
--------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                             -     (173,070)        173,470
--------------------------------------------------------------------------------------------------------------

Investing Activities
  Purchase of equipment                                                   (3,416)           -          (3,416)
--------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                     (13,690)     128.332         104,193

Cash, Beginning of Period                                                117,883           42               -
--------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                    $ 104,193    $ 128,374    $    104,193
--------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
  Interest paid                                                                -            -               -
  Income taxes                                                                 -            -               -
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $91,458 for the period from inception, December 18, 2002, to June 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

3.     RELATED PARTY TRANSACTIONS

(a) Rent in the amount of $Nil (2005 - $2,850) was charged by a director of the Company.

(b) Also included in accounts payable and accrued liabilities is $25,685 (2005 - $917) to a director of the Company or a company controlled by a director.

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

As of June 30, 2006, our total assets were $108,209, comprising $104,193 in cash, $3,416 in equipment, and $600 in prepaid expenses. During the period, we experienced a net decrease of $13,690 in cash reserves from $117,883 on December 31, 2005. This decrease was primarily the result of consulting and professional fees. We earned no revenue during the period.

Our total liabilities as of June 30, 2006, were $26,197, a nominal increase of $512 from December 31, 2005.

As of June 30, 2006, we had an accumulated deficit of $91,458 compared with an accumulated deficit of $78,213 as of December 31, 2005.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net loss of $13,245 for the six month period ended June 30, 2006, which was primarily the result of professional fees and general office expenses.


ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of June 30, 2006, there were 79 owners of record of our common stock.

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

The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until June 30, 2006:


                                                                            Amount ($)
Gross offering proceeds as of June 30, 2006                                   173,070

Offering expenses incurred from February 14, 2005 to June 30, 2006 (1)         25,913

Net offering proceeds as of June 30, 2006                                     147,157

Use of Proceeds:

  Debt Repayment (2)                                                           16,435
  Office Expense & Supplies                                                     8,663
  General Expenses (3)                                                         17,385

Total Use of Proceeds as of June 30, 2006   :                                  42,483

(1) Offering Expenses exceeded our estimate of $20,000 due to unanticipated professional fees and blue sky fees.

(2) Debt Repayment exceeded our estimate of $10,885 due to: (a) the repayment of an interest bearing loan in the amount $3,000 from a director, the proceeds of which were used to prepay for an ATM; and (b) accrued interest.

(3) General Expenses exceeded out estimate of $3,145 due to insufficient revenue to offset audit expenses and fees associated with becoming quoted on the OTC Bulletin Board.

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

                                 ATM Financial Corp.



Date: August 4, 2006             /s/ Arthur Davis
                                 Arthur Davis
                                 President & Chief Financial Officer