Form 10QSB
period 2006-09-30
ATM FINANCIAL CORP
filed 2006-11-08
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

There were 5,730,700 shares of Common Stock outstanding at September 30, 2006.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ATM FINANCIAL CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                   SEPTEMBER 30     DECEMBER 31
                                                                           2006            2005
-----------------------------------------------------------------------------------------------
ASSETS

Current Liabilities
     Cash                                                          $ 102,420        $  117,883
     Equipment                                                         3,416                 -
     Prepaid Expenses                                                    600                60
-----------------------------------------------------------------------------------------------

Total Current Assets                                                 106,436           117,943
-----------------------------------------------------------------------------------------------

Deposits                                                                   -             2,999
-----------------------------------------------------------------------------------------------

Total Assets                                                         106,436           120,942
===============================================================================================

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                      $  26,144        $   25,685
-----------------------------------------------------------------------------------------------

Total Current Liabilities                                             26,144            25,685
-----------------------------------------------------------------------------------------------

Total Liabilities                                                     26,144            25,685
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock

     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                        573               573
          (December 31, 2005 - 5,730,700)

Additional Paid-In Capital                                           172,897           172,897

(Deficit) Accumulated During the Development Stage                   (93,178)          (78,213)
-----------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                  80,292            95,257
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                     $ 106,436        $  120,942
===============================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIENCY
(Unaudited)
(Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------
                                                                                               DEFICIT
                                                                          ACCUMULATED            TOTAL
                                                             ADDITIONAL        DURING    STOCKHOLDERS'
                                            COMMON STOCK        PAID-IN   DEVELOPMENT           EQUITY
                                          SHARES   AMOUNT       CAPITAL         STAGE     (DEFICIENCY)
------------------------------------------------------------------------------------------------------

December 18, 2002 - Shares issued for
cash at $0.0001 per share              4,000,000  $   400    $        -   $         -    $        400

Comprehensive Loss:
    Net Loss for the Period                    -        -             -       (21,990)        (21,990)
-----------------------------------------------------------------------------------------------------

Balance, December 31, 2002             4,000,000      400             -       (21,990)        (21,590)
-----------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -             -       (24,216)        (24,216)
-----------------------------------------------------------------------------------------------------

Balance, December 31, 2003             4,000,000      400             -       (46,206)        (45,806)
-----------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -             -       (13,398)        (13,398)
-----------------------------------------------------------------------------------------------------

Balance, December 31, 2004             4,000,000      400             -       (59,604)        (59,204)
-----------------------------------------------------------------------------------------------------

February 14, 2005 - shares issued
for cash at $0.10 per share            1,730,700  $   173    $  172,897   $         -    $    173,070

Comprehensive Loss:
    Net Loss for the Period                    -        -             -       (18,609)        (18,609)
-----------------------------------------------------------------------------------------------------

Balance, December 31, 2005             5,730,700      573       172,897       (78,213)         95,257
-----------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -             -       (14,965)        (14,965)
-----------------------------------------------------------------------------------------------------

Balance, September 30, 2006            5,730,700      573       172,897       (93,178)         80,292
=====================================================================================================

The accompanying notes are an integral part of  these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   CUMULATIVE
                                                                                                                  PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                  DECEMBER 18
                                                            THREE MONTHS ENDED              NINE MONTHS END           2002 TO
                                                                SEPTEMBER 30                 SEPTEMBER 30        SEPTEMBER 30
                                                            2006         2005             2006          2005             2006
-----------------------------------------------------------------------------------------------------------------------------
Expenses
     Bank and financing charges                       $       64   $       25       $      229    $      309     $     2,283
     Consulting                                                -            -            1,821             -          21,821
     License payment                                           -            -                -             -           1,000
     Listing and filing fees                                 826            -              826             -           6,501
     Office and sundry                                       (45)       2,378            2,807         5,221          11,517
     Professional fees                                       875          372            9,036         9,198          34,979
     Regulatory fees                                           -            -              196             -             196
     Rent                                                      -            -                -         5,700          25,650
     Transfer and filing fees                                  -            -               50         2,440           2,490
-----------------------------------------------------------------------------------------------------------------------------

Loss Before Other Income                                   1,720        2,775           14,965        22,868         106,437
-----------------------------------------------------------------------------------------------------------------------------

Other Income (Loss)
     Gain on debt settlement                                   -            -                -        10,665          14,176
     Interest                                                  -            -                -          (121)           (917)
-----------------------------------------------------------------------------------------------------------------------------

Total Other Income (Loss)                                      -            -                -        10,544          13,259
-----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $   (1,720)  $   (2,775)      $  (14,965)   $  (12,324)    $   (93,178)
=============================================================================================================================

Basic And Diluted Loss Per Share                      $     0.00   $     0.00       $     0.00    $     0.00
=============================================================================================================================

Weighted Average Number of Common Shares Outstanding   5,730,700    5,730,700        5,730,700     4,936,539
=============================================================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------
                                                                                               PERIOD FROM
                                                                                                 INCEPTION
                                                                                               DECEMBER 18
                                                                        NINE MONTHS ENDED          2002 TO
                                                                           SEPTEMBER 30       SEPTEMBER 30
                                                                         2006         2005            2006
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                               $ (14,965)   $ (12,324)   $   (93,178)

Adjustments to reconcile loss to net cash used in
operating activities:
  Gain on debt settlement                                                   -       10,665         14,176

Changes in other assets and liabilities:
  - (increase) in prepaid expenses                                       (540)           -           (600)
  - decrease in deposits on equipment                                   2,999            -              -
  - increase (decrease) in accounts payable and accrued liabilities       459      (44,425)        11,968
----------------------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                                 (12,047)     (45,994)       (67,634)
----------------------------------------------------------------------------------------------------------

Financing Activities
     Common stock issued                                                    -      173,070        173,470
     Notes payable to related parties                                       -            -              -
----------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                          -      173,070        173,470
----------------------------------------------------------------------------------------------------------

Investing Activities
     Purchase of equipment                                             (3,416)           -         (3,416)
----------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                  (15,463)     127,076        102,420

Cash, Beginning of Period                                             117,883           42              -
----------------------------------------------------------------------------------------------------------

Cash, End of Period                                                 $ 102,420    $ 127,118    $   102,420
==========================================================================================================

Supplemental Cash Flow Information
     Interest paid                                                          -            -              -
     Income taxes                                                           -            -              -
==========================================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $93,178 for the period from inception, December 18, 2002, to September 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

3.     RELATED PARTY TRANSACTIONS

a) Rent in the amount of $Nil (2005 - $5,700) was charged by a director of the Company.

b) Also included in accounts payable and accrued liabilities is $25,685 (2005 - $917) to a director of the Company or a company controlled by a director.

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

As of September 30, 2006, our total assets were $106,436, comprised of $102,420 in cash, $3,416 in equipment, and $600 in prepaid expenses. During the period, we experienced a net decrease of $15,463 in cash reserves from $117,883 on December 31, 2005. This decrease was primarily the result of office expenses, consulting and professional fees. We earned no revenue during the period.

Our total liabilities as of September 30, 2006, were $26,144, a nominal increase of $459 from December 31, 2005.

As of September 30, 2006, we had an accumulated deficit of $93,178 compared with an accumulated deficit of $78,213 as of December 31, 2005.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net loss of $14,965 for the nine month period ended September 30, 2006, which was primarily the result of office expenses, consulting and professional fees.


ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of September 30, 2006, there were 79 owners of record of our common stock.

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

The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until September 30, 2006:

                                                                                Amount ($)
                                                                               -----------
Gross offering proceeds as of September 30, 2006                                   173,070

Offering expenses incurred from February 14, 2005 to September 30, 2006 (1)         25,913
                                                                               -----------

Net offering proceeds as of September 30, 2006                                     147,157

Use of Proceeds:

  Debt Repayment (2)                                                                16,435

  Office Expense & Supplies                                                          8,618
  General Expenses (3)                                                              19,150
                                                                               -----------

Total Use of Proceeds as of September 30, 2006:                                     44,203
                                                                               ===========

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

                                 ATM Financial Corp.



Date: November 8, 2006           /s/ Arthur Davis
                                 Arthur Davis
                                 President & Chief Financial Officer