Form 10KSB
period 2006-12-31
ATM FINANCIAL CORP
filed 2007-03-23
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-103647

                               ATM FINANCIAL CORP.
                 (Name of small business issuer in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0393197
                    (I.R.S. Employer Identification number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]  No  [  ]

The  Issuer  had  no  revenue  for  the  fiscal  year  ended  December 31, 2006.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer as of February 28, 2007, was approximately $3,046,032, based on the average bid and ask price of a share of common stock as quoted on the OTC Bulletin Board of $1.76.

As of December 31, 2006, the Issuer had 5,730,700 shares of its Common Stock outstanding.

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

OUR BUSINESS

     On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We have suspended all operations until such time as a suitable replacement can be engaged.

     We are an Indirect Connector to the Interac Association's shared cash dispensing network. Are business plan is to provide independent operators of ATMs in Canada, those operators who are not affiliated with any financial institution, with fee-based access to the shared cash dispensing network.

     We  also  plan  to  provide  independent  operators  with services that are
ancillary  to  ATM  related  transactions.   Such  services  include  assisting
independent ATM operators that wish to locate their machines in profitable, high-traffic areas by finding locations and negotiating with property owners for the placement of ATMs.

     In addition to providing services, we intend to operate ATMs. We will place our machines in high-traffic public locations and in private spaces by arrangements with the owners, for the purpose of generating revenue from transaction fees. As an Indirect Connector, we can operate ATMs more profitably than independent operators, by retaining a portion of Interchange Fees and all surcharges.


ITEM  2.     DESCRIPTION  OF  PROPERTY

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We did not submit any matters to a vote of our securities holders during the fiscal year ending December 31, 2006.

PART  II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "AFIC". The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

--------------------------------
QUARTER ENDED       HIGH    LOW
--------------------------------
March 31, 2006      $2.00  $0.33
June 30, 2006       $1.22  $0.65
September 30, 2006  $1.52  $0.51
December 31, 2006   $1.02  $1.02
--------------------------------

HOLDERS

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, 5844 South Pecos Road, Suite D, Las Vegas, Nevada, 89120 (Telephone:
702-361-3033;  Facsimile: 702-433-1979).

On February 28, 2007, the shareholders' list of our shares of common stock showed 16 registered holders of our shares of common stock and 5,730,700 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

During the fiscal year ended December 31, 2006, we did not declare or pay any cash dividends on our common stock.

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

     The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until December 31, 2006:

------------------------------------------------------------
                                                  AMOUNT ($)
------------------------------------------------------------
Gross offering proceeds as of December 31, 2006      173,070

Offering expenses (1)                                 25,913
------------------------------------------------------------

Net offering proceeds as of December 31, 2006        147,157
------------------------------------------------------------

Use of Proceeds:

  Debt Repayment (2)                                  16,435
  Office Expense & Supplies                           10,433
  General Expenses (3)                                18,141
  ATM                                                  3,833
------------------------------------------------------------

Total Use of Proceeds as of December 31, 2006:        48,842
============================================================

(1) Offering Expenses exceeded our estimate of $20,000 due to unanticipated professional fees and blue sky fees.
(2) Debt Repayment exceeded our estimate of $10,885 due to: (a) the repayment of an interest bearing loan in the amount $3,000 from a director, the proceeds of which were used to prepay for an ATM; and (b) accrued interest.
(3) General Expenses exceeded out estimate of $3,145 primarily due to insufficient revenue to offset audit expenses.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

     We were incorporated for the purpose of providing access to the Canadian Interac shared cash dispensing network for those operators of automated teller machines, also known as ATMs, who are not affiliated with any financial institution. We also intend to own and operate ATMs that are placed in high traffic publicly and privately held locations. On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We have suspended all operations until such time as a suitable replacement can be engaged.

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

     As of December 31, 2006, our total assets were comprised of $105,924, of which $101,877 is in cash, $631 is in prepaid expenses and $3,416 in automated teller machine. This is a decrease of $15,018 in our assets from December 31, 2005, at which time our assets were comprised of cash of $117,883, prepaid expenses of $60 and $2,999 in automated teller machine. This decrease was primarily due to legal and accounting fees, and office expenses.

     Our total liabilities as of December 31, 2006, were $26,834, an increase of $1,149 from December 31, 2005, that was due to accounting fees payable.

     As of December 31, 2006, we had available working capital of $75,674 as compared to working capital of $92,258 as of December 31, 2005.

     We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS  OF  OPERATIONS.

     We posted a net loss of $16,167 for the year ending December 31, 2006, a decrease from a loss of $18,609 incurred for the year ending December 31, 2005.

ITEM 7.     FINANCIAL STATEMENTS

ATM FINANCIAL CORP.
(A development stage company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

December 31, 2006 and 2005



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

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

We have audited the balance sheets of ATM FINANCIAL CORP. (the "Company") (a development stage enterprise) as at December 31, 2006 and 2005, the related statements of stockholders' deficiency, operations and cash flows for the years ended December 31, 2006 and 2005 and for the period from December 18, 2002
(inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, and for the period from December 18, 2002 (inception) to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

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

VANCOUVER, CANADA                         "Vellmer & Chang"
March  19,  2007                       Chartered  Accountants


ATM FINANCIAL CORP.
(A development stage company)

Balance Sheets
December 31, 2006
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------
                                                                      2006       2005
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                     $101,877   $117,883
    Prepaid Expenses                                                   631         60
--------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               102,508    117,943
--------------------------------------------------------------------------------------

EQUIPMENT
    Automated Teller Machine                                         3,416      2,999
--------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $105,924   $120,942
======================================================================================

LIABILITIES

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities                        26,834     25,685
--------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           26,834     25,685
--------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                   26,834     25,685
--------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

COMMON STOCK

100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  5,730,700 common shares
  (December 31, 2005 - 5,730,700 common shares)                        573        573

Additional Paid-in Capital                                         172,897    172,897

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                 (94,380)   (78,213)
--------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          79,090     95,257
--------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $105,924   $120,942
======================================================================================

The accompanying notes are an integral part of these financial statements




ATM FINANCIAL CORP.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from December 18, 2002 (inception) to December 31, 2006
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                                            Deficit
                                                                        Accumulated           Total
                                                           Additional        During   Stockholders'
                                           Common Stock       Paid-in   Development          Equity
                                          Shares   Amount     Capital         Stage    (Deficiency)
---------------------------------------------------------------------------------------------------
December 18, 2002 - Shares issued for
cash at $0.0001 per share              4,000,000  $   400  $        -   $         -   $        400

Comprehensive Loss:
    Net Loss for the Period                    -        -           -       (21,990)       (21,990)
---------------------------------------------------------------------------------------------------

Balance, December 31, 2002             4,000,000      400           -       (21,990)       (21,590)
---------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                      -        -           -       (24,216)       (24,216)
---------------------------------------------------------------------------------------------------

Balance, December 31, 2003             4,000,000      400           -       (46,206)       (45,806)
---------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                      -        -           -       (13,398)       (13,398)
---------------------------------------------------------------------------------------------------

Balance, December 31, 2004             4,000,000      400           -       (59,604)       (59,204)

February 14, 2005 - shares issued
for cash at $0.10 per share            1,730,700  $   173  $  172,897   $         -   $    173,070

Comprehensive Loss:
    Net Loss for the Year                      -        -           -       (18,609)       (18,609)
---------------------------------------------------------------------------------------------------

Balance, December 31, 2005             5,730,700      573     172,897       (78,213)        95,257
---------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                      -        -           -       (16,167)       (16,167)
---------------------------------------------------------------------------------------------------

Balance, December 31, 2006             5,730,700      573     172,897       (94,380)        79,090
===================================================================================================

The accompanying notes are an integral part of these financial statements




ATM FINANCIAL CORP.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------
                                                       Cumulative
                                                      Period from
                                                      December 18
                                                             2002
                                                   (inception) to           Years Ended
                                                      December 31            December 31
                                                             2006         2006        2005
-------------------------------------------------------------------------------------------

EXPENSES

Bank and financing charges                             $    2,309   $      255   $     352
Consulting                                                 21,821        1,821           -
License payment                                             1,000            -           -
Listing and filing fees                                     6,697        1,022       5,675
Office and sundry                                          11,569        2,859       5,788
Professional fees                                          35,934        9,991       9,198
Rent                                                       25,650            -       5,700
Transfer agent                                              2,550          110       2,440
-------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)                       107,530       16,058      29,153

OTHER INCOME (EXPENSES)
    Gain on debt settlement                                14,176            -      10,665
    Interest                                               (1,026)        (109)       (121)
-------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         $  (94,380)  $  (16,167)  $ (18,609)
===========================================================================================

BASIC AND DILUTED LOSS PER SHARE                                          0.00        0.00
===========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                  5,730,700    5,372,771
===========================================================================================


The accompanying notes are an integral part of these financial statements


ATM FINANCIAL CORP.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                Cumulative
                                                                               Period from
                                                                               December 18
                                                                                      2002
                                                                            (inception) to          Years Ended
                                                                               December 31          December 31
                                                                                      2006        2006       2005
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss for the period                                                     $      (94,380)   $(16,167)  $(18,609)

Adjustment to reconcile net loss to net cash used in operating activities:
    Gain on debt settlement                                                         14,176           -     10,665

Changes in other assets and liabilities:
    - (increase) in prepaid expenses                                                  (631)       (571)       (60)
    - increase (decrease) in accounts payable and accrued liabilities               12,658       1,149    (30,790)
------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (68,177)    (15,589)   (38,794)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Common stock issued                                                            173,470           -    173,070
------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          173,470           -    173,070
------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
    Purchase of equipment                                                           (3,416)       (417)    (2,999)
------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                           (3,416)       (417)    (2,999)
------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              101,877     (16,006)   134,276

CASH AND CASH EQUIVALENTS, beginning of period                                           -     117,883         42
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                    $      101,877    $101,877   $117,883
==================================================================================================================

SUPPLEMENTAL INFORMATION AND NON-CASH FINANCING
  AND INVESTING ACTIVITIES:
  Interest paid in cash                                                     $        1,026    $    109   $    121
  Income taxes paid in cash                                                 $            -    $      -   $      -
==================================================================================================================

The accompanying notes are an integral part of these financial statements


                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $94,380 for the period from inception, December 18, 2002, to December 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


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

d)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2006, the Company has cash in the amount of US$16,143 which are over the federally insured limit (December 31, 2005 - US$32,120). There were no cash equivalents at December 31, 2006 and 2005.

e)     Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost and depreciation is provided over the useful lives of 5 years. In 2006, the Company received the equipment but it is idle and not yet in use. As a result, management decided not to record any depreciation on the equipment until it is deployed.

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

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)


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

3.     EQUIPMENT

     In 2006, the Company received the ATM machine purchased in 2005. Currently, the machine is idle and not yet in use. As a result, management decided not to record any depreciation on the equipment until it is deployed.

                               ATM FINANCIAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)

4.     INCOME TAX

The Company has net losses for income tax purposes totalling approximately $94,000 which expires commencing 2022 through to the year 2026 and may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

------------------------------------------------------------------------
                              2006                    2005
                               $         %              $              %
------------------------------------------------------------------------
Tax loss carry forwards    $ 32,000    34%          $ 27,000         34%
Valuation allowance         (32,000)  (34%)          (27,000)       (34%)
------------------------------------------------------------------------
Total                      $      -     0%          $      -          0%
========================================================================

5.     RELATED PARTY TRANSACTIONS

a) Also included in accounts payable and accrued liabilities is an amount owed to a former director of the Company for rent and other expenses of $25,685 (2005 - $25,685).


6.     COMPARATIVE FIGURES

Certain 2005 comparative figures have been reclassified to conform to the financial statement presentation adopted in 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We adopt by reference the disclosure made in item 4.01 and exhibit 16 of Form 8-K/A filed by us with the Securities and Exchange Commission on December 8, 2005.

Except as already disclosed in this item, there were neither changes in accountants nor disagreements of the type required to be reported under this item between us and our independent accountants during the fiscal years ended December 31, 2006 or 2005.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

-----------------------------------------------------------------------
                                                  Term Period Served as
Name             Position                 Age     Director/Officer
-----------------------------------------------------------------------
Viktoria Vynnyk  President, Secretary,     28     12/30/02 to present
                 Treasurer, Director
=======================================================================

     Viktoria Vynnyk serves as our President, Secretary and Treasurer. Since 1999, Ms. Vynnyk has been the President of Viktoria Enterprises Ltd., a Vancouver based finance company that specializes in micro-capital corporations. Prior to her engagement with Viktoria Enterprises Ltd., Ms Vynnyk studied business at Simon Fraser University in Vancouver, British Columbia.

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

SUMMARY  COMPENSATION  TABLE


                       ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                                                  AWARDS                 PAYOUTS
NAME AND
PRINCIPAL                                 OTHER ANNUAL    RESTRICTED                   LTIP     ALL OTHER
POSITION (1)      YEAR   SALARY   BONUS   COMPENSATION  STOCK AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
Viktoria Vynnyk
President         2006      nil     nil            nil           nil           nil      nil           nil
Arthur Davis,     2004      nil     nil            nil           nil           nil      nil           nil
President         2005      nil     nil            nil           nil           nil      nil           nil
                  2006      nil     nil            nil           nil           nil      nil           nil
------------------------------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth information known by our management regarding beneficial ownership of our common stock as of December 31, 2006, by each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

     Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

---------------------------------------------------------------------
Name                                            Number of Shares    %
---------------------------------------------------------------------

Viktoria Vynnyk                                        4,000,000  70%
---------------------------------------------------------------------

Directors and officers as a group (one person)         4,000,000  70%
=====================================================================

     The address for all officers and directors is 2533 North Carson Street, Carson City, Nevada 89706.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

     On December 30, 2002, we issued 2,000,000 shares to Arthur Davis, our then President and Treasurer for the cash payment of $200.

     On April 1, 2003, we entered into an agreement with our then President, Arthur Davis, under which he sub-leased to us 200 square feet of office space in the financial district of downtown Vancouver. Under the terms of the sublease, ATM Financial Corp. pays Mr. Davis $950 per month, inclusive of phone, fax, photocopy and secretarial costs. Mr. Davis leased the premises from an unrelated multinational property management company at the rate of $1,625 per month, plus telephone, fax, photocopy and secretarial costs. The rent paid by ATM Financial Corp. was 59% of the rent payable under an arm's length transaction for similar premises, and was arbitrarily determined by the directors of ATM Financial Corp. to be fair. The lease was terminated by mutual consent as of June 30, 2005.

     On December 30, 2002, we issued 2,000,000 shares to Viktoria Vynnyk, our Vice-President and Secretary for the cash payment of $200.

     On April 26, 2004, we issued a non-interest bearing promissory note in the amount of $100 to our then President, Arthur Davis. The note was repaid in full on April 12, 2005. Proceeds from the promissory note were used to pay incidental bank charges.

     On October 2, 2004, we issued a non-interest bearing promissory note in the amount of $3,000 to our President, Arthur Davis. The note was repaid in full on April 12, 2005. Proceeds from the promissory note were used as a deposit towards the purchase of equipment.

     On November 6, 2006, Arthur Davis sold 2,000,000 shares of our common stock to Viktoria Vynnyk for cash consideration of $20,000.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT NO.  TITLE

 3.1 Articles of Incorporation, ATM Financial Corp., incorporated by reference from the Form SB-2 filed March 7, 2003
 3.2 Bylaws, ATM Financial Corp., incorporated by reference from the Form SB-2 filed March 7, 2003
 4.1 Form of Stock certificate, incorporated by reference from the Annual Report on Form 10-KSB filed April 1, 2005
14.1 Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed April 1, 2005
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a
32.1         Certifications pursuant to 18 U.S.C. Section 1350

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

     Our board of directors appointed Vellmer & Chang, Chartered Accountants, as independent accountants to audit our financial statements for the fiscal year ended December 31, 2005. The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 were $4,841. We have not as yet received a bill from Vellmer & Chang for their professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

AUDIT  RELATED  FEES

     For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Vellmer & Chang, Chartered Accountants, relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,820 and $Nil, respectively.

TAX  FEES

     For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

     For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Vellmer & Chang is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     -  approved  by  our  audit  committee;  or

     - entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

                                  ATM FINANCIAL CORP.




Date:  March 20, 2007             By:/s/ Viktoria Vynnyk
                                  Viktoria Vynnyk
                                  Chief Executive Officer, President,
                                  Chief Financial Officer,
                                  Principal Accounting Officer
                                  & Director



     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                                    DATE


/s/ Viktoria Vynnyk                                              March 20, 2007
Viktoria Vynnyk         Chief Executive Officer, President,
                        Secretary, Chief Financial Officer,
                        Principal Accounting Officer & Director