Form 10QSB
period 2007-03-31
ATM FINANCIAL CORP
filed 2007-05-10
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007

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

There were 5,730,700 shares of Common Stock outstanding at March 31, 2007.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ATM FINANCIAL CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                     MARCH 31      DECEMBER 31
                                                                         2007             2006
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and Cash Equivalents                                      $ 100,518      $   101,877
     Prepaid Expenses                                                     600              631
-----------------------------------------------------------------------------------------------

Total Current Assets                                                  101,118          102,508
-----------------------------------------------------------------------------------------------

Equipment
     Automated Teller Machine                                           3,416            3,416
-----------------------------------------------------------------------------------------------

Total Assets                                                          104,534          105,924
===============================================================================================

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  30,715      $    26,834
-----------------------------------------------------------------------------------------------

Total Current Liabilities                                              30,715           26,834
-----------------------------------------------------------------------------------------------

Total Liabilities                                                      30,715           26,834
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock

     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                         573              573
          (December 31, 2006 - 5,730,700)

Additional Paid-In Capital                                            172,897          172,897

(Deficit) Accumulated During the Development Stage                    (99,651)         (94,380)
-----------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                                73,819           79,090
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $ 104,534      $   105,924
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
                                          SHARES   AMOUNT     CAPITAL        STAGE     DEFICIENCY)
--------------------------------------------------------------------------------------------------

December 18, 2002 - Shares issued for
cash at $0.0001 per share              4,000,000  $   400    $      -  $         -   $        400

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (21,990)       (21,990)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2002             4,000,000      400           -      (21,990)       (21,590)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (24,216)       (24,216)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2003             4,000,000      400           -      (46,206)       (45,806)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (13,398)       (13,398)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2004             4,000,000      400           -      (59,604)       (59,204)
--------------------------------------------------------------------------------------------------

February 14, 2005 - shares issued
for cash at $0.10 per share            1,730,700  $   173    $172,897  $         -   $    173,070

Comprehensive Loss:
    Net Loss for the Year                      -        -           -      (18,609)       (18,609)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2005             5,730,700      573     172,897      (78,213)        95,257
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                      -        -           -      (16,167)       (16,167)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2006             5,730,700      573     172,897      (94,380)        79,090
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -       (5,271)        (5,271)
--------------------------------------------------------------------------------------------------

Balance, March 31, 2007                5,730,700      573     172,897      (99,651)        73,819
==================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                     PERIOD FROM
                                                                                       INCEPTION
                                                                                     DECEMBER 18
                                                            THREE MONTHS ENDED           2002 TO
                                                                 MARCH 31               MARCH 31
                                                            2007         2006               2007
-------------------------------------------------------------------------------------------------

Expenses
     Bank and financing charges                       $      122   $      124        $     2,431
     Consulting                                                -            -             21,821
     License payment                                           -            -              1,000
     Listing and filing fees                                   -            -              6,697
     Office and sundry                                       274        2,996             11,843
     Professional fees                                     4,825        7,171             40,759
     Rent                                                      -        2,850             25,650
     Transfer and filing fees                                 50            -              2,600
-------------------------------------------------------------------------------------------------

Loss Before Other Income (Expenses)                        5,271       10,316            112,801
-------------------------------------------------------------------------------------------------

Other Income (Expenses)
     Gain on debt settlement                                   -            -             14,176
     Interest                                                  -            -             (1,026)
-------------------------------------------------------------------------------------------------

Total Other Income (Expenses)                                  -            -            (13,150)
-------------------------------------------------------------------------------------------------

Net Loss and Comprehensive Loss For The Period        $    5,271   $   10,316        $    99,651
=================================================================================================

Basic And Diluted Loss Per Share                      $     0.00   $     0.00
=================================================================================================

Weighted Average Number of Common Shares Outstanding
  Basic and diluted                                    5,730,700    5,414,262
=================================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                                  PERIOD FROM
                                                                                                    INCEPTION
                                                                                                  DECEMBER 18
                                                                           THREE MONTHS ENDED         2002 TO
                                                                                 MARCH 31            March 31
                                                                            2007         2006            2007
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                  $  (5,271)   $ (10,316)    $   (99,651)

Adjustments to reconcile loss to net cash used in
operating activities:
  Gain on debt settlement                                                      -            -          14,176

Changes in other assets and liabilities:
  - decrease (increase) in prepaid expenses                                   31         (548)           (600)
  - decrease (increase) in deposits                                            -        2,999               -
  - increase (decrease) in accounts payable and accrued liabilities        3,881           25          16,122
--------------------------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                                     (1,359)      (7,840)        (69,953)
--------------------------------------------------------------------------------------------------------------

Financing Activities
  Common stock issued                                                          -            -         173,470
  Notes payable to related parties                                             -            -               -
--------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                             -            -         173,470
--------------------------------------------------------------------------------------------------------------

Investing Activities
  Purchase of equipment                                                        -       (2,999)         (2,999)
--------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                      (1,359)     (10,839)        100,518

Cash, Beginning of Period                                                101,877      117,883               -
--------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                    $ 100,518    $ 107,044     $   100,518
--------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
  Interest paid                                                                -            -               -
  Income taxes                                                                 -            -               -
--------------------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31,2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $99,651 for the period from inception, December 18, 2002, to March 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31,2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

d)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2007, the Company has cash in the amount of US$13,960 which are over the federally insured limit (December 31, 2006 - US$16,143). There were no cash equivalents at March 31, 2007 and 2006.

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


                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31,2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

5.     RELATED PARTY TRANSACTIONS

Also included in accounts payable and accrued liabilities is an amount owed to a former director of the Company for rent and other expenses of $25,685 (2006 - $25,685).


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

     Our capital has been obtained via issuance of common stock and shareholder loans. On February 14, 2005, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-103647) concerning our initial public offering of 2,000,000 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on February 17, 2005 and terminated on May 15, 2005. We sold 1,730,700 shares of our Common Stock at an offering price of $0.10 per share, for gross proceeds of $173,070.

     As of March 31, 2007, our total assets totaled $104,534, of which $100,518 is in cash, $600 is in prepaid expenses and $3,416 in automated teller machine. This is a decrease of $1,390 in our assets from December 31, 2006, at which time our assets were comprised of cash of $101,877, prepaid expenses of $631 and $3,416 in automated teller machine. This decrease was primarily due to office expenses.

     Our total liabilities as of March 31, 2007, were $30,715, an increase of $3,881 from December 31, 2006, that was due to accounting fees payable.

     As of March 31, 2007, we had available working capital of $70,403 as compared to working capital of $75,674 as of December 31, 2006.

     We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

Results of Operations.

     We posted a net loss of $5,271 for the period ending March 31, 2007, a decrease from a loss of $10,316 incurred for the period ending March 31, 2006.


ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On March 31, 2007, the shareholders' list of our shares of common stock showed 16 registered holders of our shares of common stock and 5,730,700 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.


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

The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until March 31, 2007:

--------------------------------------------------------------------------------
                                                                      Amount ($)
--------------------------------------------------------------------------------

Gross offering proceeds as of March 31, 2007                          173,070

Offering expenses (1)                                                     25,913
--------------------------------------------------------------------------------

Net offering proceeds as of March 31, 2007                            147,157
--------------------------------------------------------------------------------

Use of Proceeds:

        Debt Repayment (2)                                                16,435
        Office Expense & Supplies                                         10,459
        General Expenses (3)                                              19,473
        ATM                                                                3,833
--------------------------------------------------------------------------------

Total Use of Proceeds as of March 31, 2007:                            50,200
================================================================================

(1) Offering Expenses exceeded our estimate of $20,000 due to unanticipated professional fees and blue sky fees.
(2) Debt Repayment exceeded our estimate of $10,885 due to: (a) the repayment of an interest bearing loan in the amount $3,000 from a director, the proceeds of which were used to prepay for an ATM; and (b) accrued interest.
(3) General Expenses exceeded our estimate of $3,145 primarily due to insufficient revenue to offset audit expenses.


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

                                 ATM Financial Corp.



Date: May 4, 2007                /s/ Viktoria Vynnyk
                                 Viktoria Vynnyk
                                 President & Chief Financial Officer