Form 10QSB
period 2007-06-30
ATM FINANCIAL CORP
filed 2007-08-10
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2007

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

There were 5,730,700 shares of Common Stock outstanding at June 30, 2007.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]


PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ATM FINANCIAL CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                      June 30      DECEMBER 31
                                                                         2007             2006
-----------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash and Cash Equivalents                                      $  92,596      $   101,877
     Prepaid Expenses                                                     626              631
-----------------------------------------------------------------------------------------------

Total Current Assets                                                   93,222          102,508
-----------------------------------------------------------------------------------------------

Equipment
     Automated Teller Machine                                           3,416            3,416
-----------------------------------------------------------------------------------------------

Total Assets                                                           96,638          105,924
===============================================================================================

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  26,828      $    26,834
-----------------------------------------------------------------------------------------------

Total Current Liabilities                                              26,828           26,834
-----------------------------------------------------------------------------------------------

Total Liabilities                                                      26,828           26,834
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock

     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                         573              573
          (December 31, 2006 - 5,730,700)

Additional Paid-In Capital                                            172,897          172,897

(Deficit) Accumulated During the Development Stage                   (103,660)         (94,380)
-----------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                                69,810           79,090
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $  96,638      $   105,924
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
                                          SHARES   AMOUNT     CAPITAL        STAGE     DEFICIENCY)
--------------------------------------------------------------------------------------------------

December 18, 2002 - Shares issued for
cash at $0.0001 per share              4,000,000  $   400    $      -  $         -   $        400

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (21,990)       (21,990)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2002             4,000,000      400           -      (21,990)       (21,590)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (24,216)       (24,216)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2003             4,000,000      400           -      (46,206)       (45,806)
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -      (13,398)       (13,398)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2004             4,000,000      400           -      (59,604)       (59,204)
--------------------------------------------------------------------------------------------------

February 14, 2005 - shares issued
for cash at $0.10 per share            1,730,700  $   173    $172,897  $         -   $    173,070

Comprehensive Loss:
    Net Loss for the Year                      -        -           -      (18,609)       (18,609)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2005             5,730,700      573     172,897      (78,213)        95,257
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                      -        -           -      (16,167)       (16,167)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2006             5,730,700      573     172,897      (94,380)        79,090
--------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                    -        -           -       (9,280)        (9,280)
--------------------------------------------------------------------------------------------------

Balance, June 30, 2007                 5,730,700      573     172,897     (103,660)        69,810
==================================================================================================

The accompanying notes are an integral part of these financial statements

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                     INCEPTION
                                                                                                                   DECEMBER 18
                                                             THREE MONTHS ENDED             SIX MONTHS ENDED           2002 TO
                                                                 JUNE 30                         JUNE 30               JUNE 30
                                                            2007         2006              2007         2006              2007
------------------------------------------------------------------------------------------------------------------------------

Expenses
     Bank and financing charges                       $       28   $       41        $      150   $      165      $     2,459
     Consulting                                                -        1,821                 -        1,821           21,821
     License payment                                           -            -                 -            -            1,000
     Listing and filing fees                                 100            -               100            -            6,797
     Office and sundry                                     2,527           52             2,801        2,852           14,370
     Professional fees                                     1,354          990             6,179        8,161           42,113
     Rent                                                      -            -                 -            -           25,650
     Transfer and filing fees                                  -           25                50           50            2,600
-------------------------------------------------------------------------------------------------------------------------------

Loss Before Other Income                                   4,009        2,929             9,280       13,245          116,810
-------------------------------------------------------------------------------------------------------------------------------

Other Income (Loss)
     Gain on debt settlement                                   -            -                 -            -           14,176
     Interest                                                  -            -                 -            -           (1,026)
-------------------------------------------------------------------------------------------------------------------------------

Total Other Income (Loss)                                      -            -                 -            -           13,150
-------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $   (4,009)  $   (2,929)       $   (9,280)  $  (13,245)     $  (103,660)
===============================================================================================================================

Basic And Diluted Loss Per Share                      $     0.00   $     0.00        $     0.00   $     0.00
===============================================================================================================================

Weighted Average Number of Common Shares Outstanding   5,730,700    5,730,700         5,730,700    5,730,700
===============================================================================================================================

The accompanying notes are an integral part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                                   PERIOD FROM
                                                                                                     INCEPTION
                                                                                                   DECEMBER 18
                                                                             SIX MONTHS ENDED          2002 TO
                                                                                  June 30              June 30
                                                                            2007         2006             2007
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                  $  (9,280)   $ (13,245)   $   (103,660)

Adjustments to reconcile loss to net cash used in
operating activities:
  Gain on debt settlement                                                      -            -          14,176

Changes in other assets and liabilities:
  - (increase) in prepaid expenses                                             5         (540)           (626)
  - decrease in deposits on equipment                                          -        2,999               -
  - increase (decrease) in accounts payable and accrued liabilities           (6)         512          12,652
--------------------------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                                     (9,281)     (10,274)        (77,470)
--------------------------------------------------------------------------------------------------------------

Financing Activities
  Common stock issued                                                          -            -         173,470
  Notes payable to related parties                                             -            -               -
--------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                             -            -         173,470
--------------------------------------------------------------------------------------------------------------

Investing Activities
  Purchase of equipment                                                        -       (3,416)         (3,416)
--------------------------------------------------------------------------------------------------------------

Net Increase (decrease) in Cash                                           (9,281)      (13,690)        92,596

Cash, Beginning of Period                                                101,877      117,883               -
--------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                    $  92,596    $ 104,193    $     92,596
--------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
  Interest paid                                                                -            -               -
  Income taxes                                                                 -            -               -
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $103,660 for the period from inception, December 18, 2002, to June 30, 2007 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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


                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

3.     RELATED PARTY TRANSACTIONS


Also included in accounts payable and accrued liabilities is $25,685 (2006 - $25,685) to a former director of the Company or a company controlled by a director.



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

As of June 30, 2007 our total assets were $96,638, comprising $92,596 in cash, $3,416 in equipment, and $626 in prepaid expenses. During the period, we experienced a net decrease of $9,281 in cash reserves from $101,877 on December 31, 2006. This decrease was primarily the result of professional fees and office expenses. We earned no revenue during the period.

Our total liabilities as of June 30, 2007 were $26,828, a negligible increase of $8 from December 31, 2006.

As of June 30, 2007, we had an accumulated deficit of $103,660 compared with an accumulated deficit of $94,380 as of December 31, 2006.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net loss of $9,280 for the six month period ended June 30, 2007, which was primarily the result of professional fees and general office expenses.


ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 30, 2007, the shareholders' list of our shares of common stock showed 16 registered holders of our shares of common stock and 5,730,700 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.


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

The following table sets out the calculation of net proceeds from our public offering during the period from February 14, 2005, the effective date of our Form SB-2 Registration Statement, until June 30, 2007:

                                                                           Amount ($)

Gross offering proceeds as of June 30, 2007                                   173,070

Offering expenses incurred from February 14, 2005 to June 30, 2007 (1)         25,913

Net offering proceeds as of June 30, 2007                                     147,157

Use of Proceeds:

  Debt Repayment (2)                                                           16,435
  Office Expense & Supplies                                                    12,959
  General Expenses (3)                                                         26,253

Total Use of Proceeds as of June 30, 2007:                                     50,200

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

                                 ATM Financial Corp.



Date: August 4, 2007             /s/ Viktoria Vynnyk
                                 Viktoria Vynnyk
                                 President & Chief Financial Officer