Form 10QSB
period 2007-09-30
ATM FINANCIAL CORP
filed 2007-11-14
CIK 1221554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

There were 5,730,700 shares of Common Stock outstanding at September 30, 2007.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ATM FINANCIAL CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                 September 30      DECEMBER 31
                                                                         2007             2006
-----------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash and Cash Equivalents                                      $  93,245      $   101,877
     Prepaid Expenses                                                     600              631
-----------------------------------------------------------------------------------------------

Total Current Assets                                                   93,845          102,508
-----------------------------------------------------------------------------------------------

Equipment
     Automated Teller Machine                                               -            3,416
-----------------------------------------------------------------------------------------------

Total Assets                                                           93,845          105,924
===============================================================================================

LIABILITIES

Current Liabilities
     Accounts payable and accrued liabilities                       $  26,885      $    26,834
-----------------------------------------------------------------------------------------------

Total Current Liabilities                                              26,885           26,834
-----------------------------------------------------------------------------------------------

Total Liabilities                                                      26,885           26,834
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock

     Authorized:
          100,000,000 common shares, par value $0.0001 per share
     Issued and outstanding:
          5,730,700 common shares                                         573              573
          (December 31, 2006 - 5,730,700)

Additional Paid-In Capital                                            172,897          172,897

(Deficit) Accumulated During the Development Stage                   (106,510)         (94,380)
-----------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                                66,960           79,090
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                      $  93,845      $   105,924
===============================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIENCY
(Unaudited)
(Stated in U.S. Dollars)
-------------------------------------------------------------------------------------------------------
                                                                                DEFICIT
                                                                            ACCUMULATED           TOTAL
                                                               ADDITIONAL        DURING   STOCKHOLDERS'
                                            COMMON STOCK          PAID-IN   DEVELOPMENT          EQUITY
                                           SHARES    AMOUNT       CAPITAL         STAGE    (DEFICIENCY)
-------------------------------------------------------------------------------------------------------
December 18, 2002 - Shares issued for
cash at $0.0001 per share               4,000,000   $   400    $        -   $         -   $        400

Comprehensive Loss:
    Net Loss for the Period                     -         -             -       (21,990)       (21,990)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2002              4,000,000       400             -       (21,990)       (21,590)
-------------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                     -         -             -       (24,216)       (24,216)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2003              4,000,000       400             -       (46,206)       (45,806)
-------------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                     -         -             -       (13,398)       (13,398)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2004              4,000,000       400             -       (59,604)       (59,204)
-------------------------------------------------------------------------------------------------------

February 14, 2005 - shares issued
for cash at $0.10 per share             1,730,700   $   173    $  172,897   $         -   $    173,070

Comprehensive Loss:
    Net Loss for the Year                       -         -             -       (18,609)       (18,609)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2005              5,730,700       573       172,897       (78,213)        95,257
-------------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Year                       -         -             -       (16,167)       (16,167)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2006              5,730,700       573       172,897       (94,380)        79,090
-------------------------------------------------------------------------------------------------------

Comprehensive Loss:
    Net Loss for the Period                     -         -             -       (12,130)       (12,130)
-------------------------------------------------------------------------------------------------------

Balance, September 30, 2007             5,730,700       573       172,897      (106,510)        66,960
=======================================================================================================

The accompanying notes are an integral part of these financial statements

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                     INCEPTION
                                                                                                                   DECEMBER 18
                                                             THREE MONTHS ENDED            NINE MONTHS ENDED           2002 TO
                                                                SEPTEMBER 30                  SEPTEMBER 30        SEPTEMBER 30
                                                            2007         2006              2007         2006              2007
------------------------------------------------------------------------------------------------------------------------------

Expenses
     Bank and financing charges                       $       30   $       64        $      180   $      229      $     2,489
     Consulting                                                -            -                 -        1,821           21,821
     License payment                                           -            -                 -            -            1,000
     Listing and filing fees                                   -          826               100          826            6,797
     Office and sundry                                       829          (45)            3,630        2,807           15,199
     Professional fees                                     1,007          875             7,186        9,036           43,120
     Regulatory fees                                                                                     196
     Rent                                                      -            -                 -            -           25,650
     Transfer and filing fees                                 75            -               125           50            2,675
     Write-off Equipment                                     909            -               909            -              909
-------------------------------------------------------------------------------------------------------------------------------

Loss Before Other Income                                   2,775        1,720            12,130       14,965          119,660
-------------------------------------------------------------------------------------------------------------------------------

Other Income (Loss)
     Gain on debt settlement                                   -            -                 -            -           14,176
     Interest                                                  -            -                 -            -           (1,026)
-------------------------------------------------------------------------------------------------------------------------------

Total Other Income (Loss)                                      -            -                 -            -           13,150
-------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                      $   (2,775)  $   (1,720)       $  (12,130)  $  (14,965)     $  (106,510)
===============================================================================================================================

Basic And Diluted Loss Per Share                      $     0.00   $     0.00        $     0.00   $     0.00
===============================================================================================================================

Weighted Average Number of Common Shares Outstanding   5,730,700    5,730,700         5,730,700    5,730,700
===============================================================================================================================

The accompanying notes are an integral part of these financial statements

ATM FINANCIAL CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                                   PERIOD FROM
                                                                                                     INCEPTION
                                                                                                   DECEMBER 18
                                                                            NINE MONTHS ENDED          2002 TO
                                                                               SEPTEMBER 30       SEPTEMBER 30
                                                                            2007         2006             2007
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                  $ (12,130)   $ (14,965)   $   (106,510)

Adjustments to reconcile loss to net cash used in
operating activities:
  Gain on debt settlement                                                      -            -          14,176
  Loss on sale of equipment                                                   909           -             909

Changes in other assets and liabilities:
  - (increase) in prepaid expenses                                            31         (540)           (600)
  - decrease in deposits on equipment                                          -        2,999               -
  - increase (decrease) in accounts payable and accrued liabilities           51          459          12,709
--------------------------------------------------------------------------------------------------------------

Net Cash used in Operating Activities                                    (11,139)     (12,047)        (79,316)
--------------------------------------------------------------------------------------------------------------

Financing Activities
  Common stock issued                                                          -            -         173,470
--------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                             -            -         173,470
--------------------------------------------------------------------------------------------------------------

Investing Activities
 (Purchase) of equipment                                                       -       (3,416)         (3,416)
  Sale of equipment                                                        2,507            -           2,507
--------------------------------------------------------------------------------------------------------------
Net Cash from Investing Activities                                         2,507       (3,416)           (909)
--------------------------------------------------------------------------------------------------------------

Net Increase (decrease) in Cash                                           (8,632)     (15,463)         93,245

Cash, Beginning of Period                                                101,877      117,883               -
--------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                    $  93,245    $ 102,420    $     93,245
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $106,510 for the period from inception, December 18, 2002, to September 30, 2007 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gateway services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)     Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities.
Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

                               ATM FINANCIAL CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2007
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

We were incorporated on December 18, 2002, for the purpose of providing access to the Canadian Interac shared cash dispensing network for those operators of automated teller machines, also known as ATMs, who are not affiliated with any financial institution. On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We have suspended all operations until such time as a suitable replacement can be engaged. On July 6, 2007, we sold our sole ATM for $2500 CAD, realizing a net loss of $909.

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

As of September 30, 2007 our total assets were $93,845, comprising $93,245 in cash, and $600 in prepaid expenses. During the period, we experienced a net decrease of $8,632 in cash reserves from $101,877 on December 31, 2006. This decrease was primarily the result of professional fees and office expenses. We earned no revenue during the period.

Our total liabilities as of September 30, 2007 were $26,885, a negligible increase of $51 from December 31, 2006.

As of September 30, 2007, we had an accumulated deficit of $106,510 compared with an accumulated deficit of $94,380 as of December 31, 2006.

We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS OF OPERATIONS.

We posted a net loss of $12,130 for the nine month period ended September 30, 2007, which was primarily the result of professional fees and general office expenses.


ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On September 30, 2007, the shareholders' list of our shares of common stock showed
16 registered holders of our shares of common stock and 5,730,700 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our offering commenced on February 17, 2005, and terminated on May 15, 2005. We have thus far sold a total of 1,730,700 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $173,070. From these gross proceeds, we paid $25,913 for offering expenses, which exceeded our estimate of $20,000 due to unanticipated professional fees and blue sky fees. We paid a further $16,435 for debt repayment, which exceeded our estimate of $10,885 due to the repayment of an additional interest-bearing loan of $3,000 from a director, the proceeds of which were used to prepay an ATM. We also paid from the offering proceeds the sum of $12,989 for office expenses and supplies, and $28,082 for general expenses that exceeded our estimate of $3,145 due to insufficient revenue to offset audit expenses and fees associated with quotation on the OTC Bulletin Board.


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

None.


ITEM 6.    EXHIBITS

EXHIBIT     DESCRIPTION

31.1        Certification Pursuant to Section 302

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ATM Financial Corp.



Date: November 8, 2007           /s/ Viktoria Vynnyk
                                 Viktoria Vynnyk
                                 President & Chief Financial Officer