Form 10KSB
period 2007-12-31
Prime Sun Power Inc
filed 2008-04-14
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 333-103647

PRIME SUN POWER INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

98-0393197
(I.R.S. Employer Identification number)

3960 HOWARD HUGHES PARKWAY, 5th FLOOR, LAS VEGAS, NEVADA 89169
(Address of principal executive offices)    (Zip Code)

(702) 990-3613
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK, $0.0001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The Issuer had no revenue for the fiscal year ended December 31, 2007.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer as of March 25, 2008, was $18,535,797.

As of March 25, 2008, the Issuer had 40,114,900 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB (this “Report”) are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this Report, the terms "we", "us", "our", and the "Company" means Prime Sun Power Inc., unless otherwise indicated.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Our Company, formerly known as ATM Financial Corp., previously planned on engaging in the business of providing shared cash dispensing and related services to independent operators of automated teller machines, also known as "ATMs", throughout Canada. On November 10, 2006, our President and Chief Executive Officer resigned to pursue other interests. We suspended all operations at that date. Since that time, the Company has had no operations and no employees. During the fiscal years ended December 31, 2006 and December 31, 2007, the Company did not spend any funds on research and development activities.

On January 10, 2008, Victoria Vynnyk sold all her 4,000,000 shares of our common stock to Rudana Investment Group AG, resulting in a change in control of the Company.

We now plan to engage in a new business model involving solar power and other alternative renewable energies. We are only in the preliminary phase of determining how we will conduct our new business model. On April 1, 2008, we changed our corporate name to Prime Sun Power Inc. We expect to announce details regarding our new business model during the second quarter of 2008. Ms. Vynnyk remains our sole officer and director as of the date of this Report.

We were incorporated on December 18, 2002, under the laws of the State of Nevada. Our principal office is located at 3960 Howard Hughes Parkway, 5th Floor, Las Vegas, Nevada 89169. Telephone: (702) 990-3613.

ITEM 2.	DESCRIPTION OF PROPERTY

We presently maintain our principal office at 3960 Howard Hughes Parkway, 5th Floor, Las Vegas, Nevada 89169. Telephone: (702) 990-3613. The Company does not own any real estate. The Company does not invest or plan to invest in real estate or mortgages.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our securities holders during the fiscal year ending December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "AFIC". The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows, adjusted for the Company’s subsequent 6 for 1 stock dividend:

QUARTER ENDED	HIGH	LOW
December 31, 2007	0.07	0.14
September 30, 2007	0.11	0.10
June 30, 2007	0.13	0.11
March 31, 2007	0.28	0.15
December 31, 2006	0.18	0.15
September 30, 2006	0.21	0.14
June 30, 2006	0.17	0.14
March 31, 2006	0.28	0.05

HOLDERS

On March 26, 2008, the Company had 16 holders of record.

DIVIDENDS

During the fiscal year ended December 31, 2007, we did not declare or pay any cash dividends on our common stock.

Subsequent to the fiscal year covered by this Report, on January 22, 2008 our Board of Directors declared dividends on our common stock with payment to all record holders as of the record date of February 4, 2008. Each stockholder of the Company received six additional shares of common stock for each one share of common stock owned as of the record date. In connection with this dividend, the ownership of stockholders possessing 5,730,700 shares of common stock increased to 40,114,900 shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2007, the Company had no securities authorized for issuance under equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

During the past three fiscal years, the Company has not sold any unregistered securities.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

PLAN OF OPERATIONS

We were incorporated for the purpose of providing access to the Canadian Interac shared cash dispensing network for those operators of automated teller machines, also known as ATMs, who are not affiliated with any financial institution. On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all operations at that date. Subsequent to December 31, 2007, we began considering a new business model involving solar power and other alternative energies. We are only in the preliminary phase of determining how we would commence and operate the new business. We have not formulated any definitive plans yet and we have not commenced any operations under the new business model. We expect to announce details of the new model during the second quarter of 2008.

Our capital has been obtained via issuance of common stock and shareholder loans. In an initial public offering our common stock we raised $173,070.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our total assets consisted of $71,841, of which $71,241 is in cash and $600 is in prepaid expenses. This is a decrease of $34,083 in our assets from December 31, 2006, at which time our assets were comprised of cash of $101,877, prepaid expenses of $631 and $3,416 in automated teller machine. This decrease was primarily due to legal and accounting fees, and office expenses.

Our total liabilities as of December 31, 2007, were $25,686, a decrease of $1,148 from December 31, 2006.

As of December 31, 2007, we had available working capital of $46,155 as compared to working capital of $75,674 as of December 31, 2006.

We have not generated revenue since the date of inception. We presently do not have sufficient working capital to satisfy our cash requirements for the next 12 months of operations. We expect that we will have to raise additional capital through private placements of securities or incur indebtedness to pay for our costs and expenses. We do not yet have a plan of how will raise such capital. We intend to commence a new business model. We have not yet formulated how we shall finance the new business.

Subsequent Events

On January 10, 2008, Viktoria Vynnyk, the President, Chief Financial Officer and Sole Director of sold all of her 4,000,000 shares of the Company’s common stock to Rudana Investment Group AG for $70,000. Ms. Vynnyk remains the Company’s sole officer and director.

On January 22, 2008 our Board of Directors declared dividends on our common stock with payment to all record holders as of the record date of February 4, 2008. Each stockholder of the Company received six additional shares of common stock for each one share of common stock owned as of the record date. In connection with this dividend, the ownership of stockholders possessing 5,730,700 shares of common stock increased to 40,114,900 shares of common stock.

RESULTS OF OPERATIONS

We posted a net loss of $32,934 for the year ending December 31, 2007, an increase from a loss of $16,167 incurred for the year ending December 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Prime Sun Power Inc.
(formerly ATM Financial Corporation)
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Prime Sun Power Inc. (formerly ATM Financial Corporation) (A Development Stage Company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2007 and the period from inception (December 18, 2002) to December 31, 2007. We did not audit the statements of operations and changes in stockholders’ equity of the Company from inception (December 18, 2002) to December 31, 2006 (not presented separately herein). Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Sun Power Inc, (formerly ATM Financial Corporation) (A Development Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the period from inception (December 18, 2002) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey
April 2, 2008

Chang Lee LLP
Chartered Accountants
505 - 815 Hornby Street Vancouver, B.C, V6Z 2E6 Tel: 604-687-3776 Fax: 604-688-3373 E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PRIME SUN POWER INC.
(formerly ATM FINANCIAL CORP.)
(A development stage company)

We have audited the balance sheets of Prime Sun Power Inc. (formerly ATM Financial Corp.) (“the Company”) (a development stage company) as at December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from December 18, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on December 18, 2002 and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management’s plans regarding the matters that raise substantial doubt about the Company’s ability to continue as a going concern are also disclosed in Note 1 to the financial statements. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
March 19, 2007	Chartered Accountants

PRIME SUN POWER INC.
(Formerly ATM Financial Corporation)
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$71,241
Prepaid expenses	600
TOTAL CURRENT ASSETS	71,841

TOTAL ASSETS	$71,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,880
TOTAL CURRENT LIABILITIES	48,880

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value 100,000,000 shares authorized 5,730,700 shares issued and outstanding	573
Additional paid-in capital	172,897
Deficit accumulated during development stage	(150,509)
TOTAL STOCKHOLDERS’ EQUITY	22,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,841

See notes to financial statements

PRIME SUN POWER INC.
(formerly ATM Financial Corporation)
(A Development Stage Company)

STATEMENT OF OPERATIONS

			From Inception (December 18, 2002)
	Year Ended December 31		To December 31,
	2007	2006	2007

REVENUE	$-	$-	$-

COSTS AND EXPENSES:
Bank and financing charges	$115	$255	$2,424
Consulting fees	5,005	1,821	26,826
License payment	-	-	1,000
Listing and filing fees	15,005	1,022	21,702
Office and sundry expenses	11,733	2,859	23,302
Professional fees	23,141	9,991	59,075
Rent	-	-	25,650
Transfer agent	221	110	2,771
Loss on sale of property and equipment	909	-	909
TOTAL COSTS AND EXPENSES	56,129	16,058	163,659

LOSS BEFORE OTHER INCOME (EXPENSES)	(56,129)	(16,058)	(163,659)

OTHER INCOME (EXPENSES):
Gain on debt settlement	-	-	14,176
Interest	-	(109)	(1,026)
TOTAL OTHER INCOME (EXPENSES)	-	(109)	13,150

NET LOSS	$(56,129)	$(16,167)	$(150,509)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	(0.01)	(0.00)	-

WEIGHTED AVERAGE SHARES OUTSTANDING	5,730,700	5,730,700	-

See notes to financial statements

PRIME SUN POWER INC.
(formerly ATM Financial Corporation)
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE - DECEMBER 18, 2002 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash at $0.0001 per share	4,000,000	400	-	-	400
Net loss for the period	-	-	-	(21,990)	(21,990)
BALANCE - DECEMBER 31, 2002	4,000,000	400	-	(21,990)	(21,590)
Net loss for the year	-	-	-	(24,216)	(24,216)
BALANCE - DECEMBER 31, 2003	4,000,000	400	-	(46,206)	(45,806)
Net loss for the year	-	-	-	(13,398)	(13,398)
BALANCE- DECEMBER 31, 2004	4,000,000	400	-	(59,604)	(59,204)
Shares issued at $0.10 per share	1,730,700	173	172,897	-	173,070
Net loss for the year	-	-	-	(18,609)	(18,609)
BALANCE - DECEMBER 31, 2005	5,730,700	573	172,897	(78,213)	95,257
Net loss for the year	-	-	-	(16,167)	(16,167)
BALANCE - DECEMBER 31, 2006	5,730,700	573	172,897	(94,380)	79,090
Net loss for the year	-	-	-	(56,129)	(56,129)
BALANCE - DECEMBER 31, 2007	5,730,700	$573	$172,897	$(150,509)	$22,961

See notes to financial statements

PRIME SUN POWER INC.
(formerly ATM Financial Corporation)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			From Inception (December 18, 2002) To
	Year Ended December 31,		December 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(56,129)	$(16,167)	$(150,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	-	-	14,176
Loss on sale of equipment	909	-	909
Change in operating assets and liabilities:
Prepaid expenses	31	(571)	(600)
Accounts payable and accrued liabilities	22,046	1,149	34,704
NET CASH USED IN OPERATING ACTIVITIES	(33,143)	(15,589)	(101,320)

FINANCING ACTIVITIES:
Net proceeds from issuance of common shares	-	-	173,470
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	173,470

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(417)	(3,416)
Proceeds from sale of equipment	2,507	-	2,507
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,507	(417)	(909)

INCREASE (DECREASE) IN CASH	(30,636)	(16,006)	71,241

CASH - BEGINNING OF PERIOD	101,877	117,883	-

CASH - END OF PERIOD	$71,241	$101,877	$71,241

See notes to financial statements

PRIME SUN POWER, INC.
(formerly ATM Financial Corporation)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

1	BUSINESS DESCRIPTION

Organization

Prime Sun Power, Inc. (formerly ATM Financial Corporation) (the “Company”) was incorporated in the State of Nevada on December 18, 2002 and is a development stage company as defined by Statement of Financial Accounting Standards No. 7, “Development Stage Companies”. The Company’s planned operation involved providing shared cash dispensing and related services to independent operators of automated teller machines (“ATMs”) throughout Canada. On November 10, 2006 the Company suspended all operations and since that time has had no operations or employees.

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $150,509 for the period from inception (December 18, 2002) to December 31, 2007, and has no sales. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company now plans to change its business model and intends to pursue a new business model on the basis of providing solar power and other alternative renewable energies.

2	SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. Dollars.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities.

The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Cash and Cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property and equipment and depreciation policy

Depreciation is based on the estimated useful lives of the related assets and is computed using the straight-line method. Equipment is recorded at cost and depreciation is provided over the useful lives of five years. In 2006 the Company received equipment, but it remained idle and was never used. As a result, management decided not to record any depreciation on the equipment for 2006 and sold the equipment in 2007.

Foreign currency translation

The Company maintains its accounting records in U.S. Dollars. At the transaction date, each asset, liability, revenue and expense is translated into U.S. Dollars by use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Comprehensive loss

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income/(Loss),” which establishes standards for the reporting and display of comprehensive income or loss and its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive loss comprises equity, except those resulting from investments by owners and distributions to owners.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R, which requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R requires additional accounting relating to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS 123R will have no effect on the Company’s cash flows, but is expected to have a material impact on its results of operations.

The Company did not grant any stock options during the period.

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will assess the impact of this statement upon any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in the fiscal year 2009.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). “ This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 31, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No, 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3	INCOME TAXES

The Company has available $150,000 of net operating loss carryforwards to offset future taxable income, if any. These carryforwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,400
2025	$18,600
2026	$16,000
2027	$56,000

The Company has a deferred tax asset of approximately $49,500 relating to available net operating loss carryforwards for which a valuation allowance has been provided.

4	RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at December 31, 2007 and 2006 is $25,685 owed to a former director of the Company for rent and other expenses.

5	SUBSEQUENT EVENTS

On January 22, 2008, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of February 4, 2008. The stock dividend was paid on February 4, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 5,730,700 shares of Company common stock to 40,114,900 shares of common stock.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the period covered by this Report, on March 24, 2008, Prime Sun Power Inc. (formerly known as ATM Financial Corp.) dismissed its independent auditor, Chang Lee LLP (formerly Vellmer & Chang). Effective as of March 24, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor.

During the Company's two most recent fiscal years the opinion of Chang Lee LLP on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows. The independent auditor's report of Chang Lee LLP dated March 19, 2007 (for the years ended December 31, 2006 and December 31, 2005) contained a “going concern” qualification. The qualification in this report indicated that the Company has accumulated losses since inception, raising substantial doubts regarding the Company's ability to continue as a going concern. This qualification also stressed the absence of any resulting adjustments in the financial statements. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Chang Lee LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Chang Lee LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position
Viktoria Vynnyk	29	President, Secretary, Treasurer, Director

Viktoria Vynnyk serves as our President, Secretary, Treasurer and Sole Director. Ms. Vynnyk has served a Director and Secretary of the Company since December 30, 2002. She has served as the Company’s President and Treasurer since November 10, 2006. Since 1999, Ms. Vynnyk has been the President of Viktoria Enterprises Ltd., a Vancouver based finance company that specializes in micro-capital corporations. Prior to her engagement with Viktoria Enterprises Ltd., Ms Vynnyk studied business at Simon Fraser University in Vancouver, British Columbia. In connection with the sale of all of her shares of common stock to Rudana Investment Group AG, Ms. Vynnyk agreed to remain as an officer and director until a successor is identified and appointed.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders during the year ended December 31, 2007.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers has been previously filed with the U.S. Securities and Exchange Commission and is filed as an exhibit to this Report by reference to such prior filing.

CORPORATE GOVERNANCE

Nominating Directors

During the period covered by this report, there have been no changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

Audit Committee

The Company’s entire board of directors acts as the Company’s audit committee. The Company does not currently have an audit committee financial expert serving on the Company’s audit committee. As the Company has no operations at the current time, the Company’s Board of Directors believes that it does not currently require an audit committee financial expert.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation

No officer or director of the Company has received any compensation from the Company during the past two completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at December 31, 2007 for any officer of the Company.

Director Compensation

The Company has not compensated directors to date, and does not currently have any arrangements with directors regarding compensation.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2007, the Company had no securities authorized for issuance under equity compensation plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 27, 2008 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 40,114,900 shares of the Company's common stock outstanding as of March 27, 2008.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding

Five Percent Stockholders
Rudana Investment Group AG(1)	28,000,000	0	28,000,000	69.8%

Executive Officers and Directors
Viktoria Vynnyk(2)	0	0	0	0
All Officers and Directors as a Group (7)	0	0	0	0

(1) On January 10, 2008, Victoria Vynnyk, the President, Chief Financial Officer and Sole Director of the Company sold all of her 4,000,000 shares of the Company’s common stock to Rudana Investment Group AG for $70,000. Ms. Vynnyk remains the Company’s sole officer and director. On January 22, 2008 our Board of Directors declared dividends on our common stock with payment to all record holders as of the record date of February 4, 2008. Each stockholder of the Company received six additional shares of common stock for each one share of common stock owned as of the record date. In connection with this dividend, the ownership of stockholders possessing 5,730,700 shares of common stock increased to 40,114,900 shares of common stock. The number of shares owned by Rudana Investment Group AG increased from 4,000,000 to 28,000,000

(2) Ms. Vynnyk is the Company’s President, Treasurer, Secretary and Sole Director.

The address for all officers, directors and stockholders is c/o the Company at 3960 Howard Hughes Parkway, 5th Floor, Las Vegas, Nevada 89169.

CHANGES IN CONTROL

At the present time, the Company is unaware of any arrangement which may result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

None.

DIRECTOR INDEPENDENCE

As of March 27, 2008, the Company has one director. The Company’s Board of Directors has determined that the Company’s sole director is not independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

Exhibit 3.1	Certificate of Incorporation, as amended.

Exhibit 3.2	Bylaws, as amended.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed April 1, 2005

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

On March 24, 2008, our board of directors appointed Paritz & Company, Certified Public Accountants, as independent accountants to audit our financial statements for the fiscal year ended December 31, 2007. The aggregate fees billed by Paritz & Company for professional services rendered for the audit of our annual financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 were $12,000.

Our financial statements for the fiscal year ended December 31, 2006 were audited Vellmer & Chang, Chartered Accountants, as independent accountants. The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 were $6,715.

AUDIT RELATED FEES

For the fiscal year ended December 31, 2007 , Paritz & Company, Certified Public Accountants, did not review or provide any services relating to our quarterly financial statements. For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Vellmer & Chang, Chartered Accountants, relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,750 and $2,820, respectively.

TAX FEES

For the fiscal year ended December 31, 2007 , Paritz & Company, Certified Public Accountants, did not review or provide any tax compliance services. For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL OTHER FEES

For the fiscal year ended December 31, 2007 , Paritz & Company, Certified Public Accountants, did not review or provide any non-audit professional services. For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

The Securities and Exchange Commission has adopted rules that require that before an independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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
PRIME SUN POWER INC.

Date: April 11, 2008	By:	/s/ Viktoria Vynnyk
		Name:	Viktoria Vynnyk
		Title:	Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer & Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Viktoria Vynnyk		April 11, 2008
Viktoria Vynnyk	Principal Executive Officer President, Secretary, Principal Financial Officer, Principal Accounting Officer & Director

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

Exhibit 3.1	Certificate of Incorporation, as amended.

Exhibit 3.2	Bylaws, as amended.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed April 1, 2005

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.