Form 10-Q
period 2008-03-31
Prime Sun Power Inc
filed 2008-05-15
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-103647

Prime Sun Power Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0393197
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14 Wall Street, 20th Floor
New York, NY 10005
(Address of principal executive offices)

(212) 618-1306
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 12, 2008, the Issuer had 40,114,900 shares of its Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors outside the scope of our control could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report. Without limiting the foregoing, if we are unable to acquire approvals or consents from third parties or governmental authorities with respect to our new business model, our plans to commence our new business may become irrevocably impaired.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Prime Sun Power Inc. (formally known as ATM Financial Corp.).

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
Balance Sheet

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash	-	71,241
Prepaid expense	600	600

Total Current Assets and Total Assets	600	71,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued liabilities	83,083	48,880

Total Current Liabilities and Total Liabilities	83,083	48,880

Stockholders' Equity (Deficiency)	(82,483)	22,961

Total Liabilities and Stockholders' Equity (Deficiency)	600	71,841

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Operations

	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 18, 2002
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Revenue	-	-	-

EXPENSES (INCOME)

Bank and financing charges	-	122	2,424
Consulting	-	-	26,826
Gain on currency exchange	133	-	133
License payment	-	-	1,000
Listing and filing fees	1,845	-	23,547
Office and sundry	398	274	23,701
Professional fees	90,071	4,825	149,145
Personnel	12,997	-	12,997
Rent	-	-	25,650
Transfer agent	-	50	2,771
Loss on sale of property and equipment			909
Interest expense			1,026
Gain on debt settlement	-	-	(14,176)

Total Expenses (Income)	105,444	5,271	255,953

Net Loss	(105,444)	(5,271)	(255,953)

Basic and Diluted Loss Per Share	$0.00	$0.00

Weighted Average Shares Outstanding	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Stockholder's Equity
For the Period from December 18, 2002 (Date of Inception) to March 31, 2008

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	4,000,000	400	-	-	400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	4,000,000	400	-	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	4,000,000	400	-	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	4,000,000	400	-	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	1,730,700	173	172,897	-	173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	5,730,700	573	172,897	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	5,730,700	573	172,897	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	5,730,700	573	172,897	(150,509)	22,961
6 for 1 Stock Dividend	34,384,200	3,438		(3,438)	-
Net loss for the period				(105,444)	(105,444)
Balance - March 31, 2008	40,114,900	4,011	172,897	(259,391)	(82,483)

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Cash Flow

	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 18, 2002
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Net loss for the period	(105,444)	(5,271)	(255,953)
Adjustments to reconcile net loss to net cash
used in operations:
Gain on debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assets and liabilities
(Increase) decrease in prepaid expense	-	31	(600)
Increase in accounts payable and
accrued liabilities	34,203	3,881	68,907

Net Cash Used in Operating Activities	(71,241)	(1,359)	(172,561)

Cash Provided By Financing Activities
Common stock issued	-	-	173,070

Net Cash Provided by Financing Activities	-	-	173,070

Cash Provided By (Used In) Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash Used In Investing Activities	-		(909)

Decrease in Cash	(71,241)	(1,359)	-
Cash - Beginning of Period	71,241	101,877
			-
Cash - End of Period	-	100,518	-

PRIME SUN POWER, INC.
Notes to Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Prime Sun Power, Inc. (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - GOING CONCERN

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As of March 31, 2008, the Company has an accumulated deficit of $259,391. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - STOCKHOLDERS’ EQUITY

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

NOTE D - RELATED PARTY TRANSACTION

Included in accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 is $25,685 owed to a former director of the Company for rent and other expenses.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The Company's Operations

The following discussion of the financial condition and results of operations of Prime Sun Power Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp., for the purpose of providing access to the Canadian Interac shared cash dispensing network for those operators of automated teller machines, also known as ATMs, who are not affiliated with any financial institution. On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter 2008, we began considering a new business model involving solar power and other alternative energies.

Change of Control

On January 10, 2008, Viktoria Vynnyk, the Company’s then controlling shareholder entered into a Securities Purchase and Sale Agreement (the “Securities Purchase and Sale Agreement”), dated as of January 9, 2008, with Rudana Investment Group AG, a corporation formed under the laws of Switzerland and new majority shareholder of the Company (“Rudana”). Pursuant to the Securities Purchase and Sale Agreement, Ms. Vynnyk agreed to sell all of her shares of the Company’s common stock to Rudana. Upon the closing of the Securities Purchase and Sale Agreement on January 10, 2008, a change in control of the Company occurred. Pursuant to the Securities Purchase and Sale Agreement, Rudana has acquired 4,000,000 shares of the Company’s common stock from Ms. Vynnyk. Rudana paid $70,000.00 to acquire such shares. Funds for the acquisition were from the working capital of Rudana. Rudana now owns 69.8% of the Company’s issued and outstanding shares. The Company is not a party to the Securities Purchase and Sale Agreement.

Effective May 10, 2008, the Board of Directors (the “Board”) appointed Dr. Augustine Fou to fill one of the vacancies on the Board. Ms. Vynnyk resigned as an officer and director of the Company as of May 10, 2008. On May 10, 2008, Gerald Sullivan was appointed as the Chief Financial Officer and interim President and Chief Executive Officer of the Company. On May 10, 2008, Barbara Salz was appointed as Corporate Secretary.

Subsequent Events

Effective January 14, 2008, the Company’s Board voted to amend the Company’s By-Laws to provide for the inapplicability of Sections 78.378 to 78.3793 of the Nevada Revised Statutes to any acquisition of the Company’s securities.

On January 22, 2008, our Board declared dividends on our common stock with payment to all record holders as of the record date of February 4, 2008. Each stockholder of the Company received six additional shares of common stock for each one share of common stock owned as of the record date. In connection with this dividend, the ownership of stockholders possessing 5,730,700 shares of common stock increased to 40,114,900 shares of common stock. The number of shares owned by Rudana was correspondingly adjusted from 4,000,000 shares to 28,000,000 shares.

On March 24, 2008, the Company dismissed its independent auditor, Chang Lee LLP (formerly Vellmer & Chang). Effective as of March 24, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor.

On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”

On April 14, 2008, the Company changed its address to: 14 Wall Street, 20th Floor, New York, NY 10005. The Company’s new telephone number is (212) 618-1306.

On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” The Company’s common stock is traded on the National Association of Securities Dealers Inc.’s over-the-counter bulletin board.

Our Plan of Operation

We intend to commence a new business model including solar power and other alternative energies. We have not yet formulated how we shall finance the new business. We are only in the preliminary phase of determining how we would commence and operate the new business. We have not formulated any definitive plans yet and we have not commenced any operations under the new business model. We expect to announce details of the new model during the second or third quarter of 2008.

Research and Development

The Company has not yet determined its anticipated spending on research and development activities for the year ending December 31, 2008.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2008.

Employees

As of March 31, 2008, the Company had no full or part time paid employees. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2008.

Liquidity and capital resources

During the quarter ended March 31, 2008 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures including production facilities.

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incurred total expenses of $255,953, including total expenses of $105,444 during the three months ended March 31, 2008.

We will need to raise additional capital to implement our new business plan and continue operations. We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations. We cannot guarantee that we will be successful in raising additional cash resources for our operations or that we will stay in business after our new business plan has commenced.

Our consolidated cash balance at March 31, 2008 was $0. As of March 31, 2008, our total current assets consisted of $600 in prepaid expenses and our total liabilities were $83,083.

Subsequent to the period covered by this Report, on April 15, 2008, the Company received a loan in the amount of Fifty-Two Thousand Five Hundred Dollars ($52,500.00) from Rudana (the “Shareholder Loan”). The Company will use the proceeds from the Shareholder Loan for general corporate purposes. The Shareholder Loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loan, the Company executed a note setting forth the terms thereof. The Shareholder Loan was approved by the Company’s Board.

On May 10, 2008, the Company has issued a warrant to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. Assuming exercise in full of the warrant by Arimathea, the Company would realize approximately $13 million in proceeds. The warrant is exercisable for the purchase, in whole or in part, of 8,022,980 shares of common stock at a purchase price of $1.62 per share, which purchase price has been determined by reference to the average closing price of the Company’s common stock during the five (5) day period from May 5, 2008 to May 9, 2008. All of the warrant shares shall vest and become exercisable upon the closing of the first acquisition by the Company of equity securities, assets, license or strategic alliance with an operating enterprise by the Company that shall be utilized as the basis for commencing the Company’s new business model. Under the terms of its warrant, Arimathea will not be permitted to exercise and own more than 4.9% of the Company’s common stock at any given time. The Arimathea warrant has anti-dilution protection for future issuances of equity securities which exceed 20% of the issued and outstanding shares of the Company as of May 10, 2008, if any such shares are issued at consideration below the warrant exercise price. The Arimathea warrant does not contain any call provisions and there is no obligation on the part of Arimathea to exercise its warrant at any time.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5:  OTHER INFORMATION

Shareholder Loan

Subsequent to the period covered by this Report, on April 15, 2008, the Company received a loan in the amount of Fifty-Two Thousand Five Hundred Dollars ($52,500.00) from Rudana (the “Shareholder Loan”). The Company will use the proceeds from the Shareholder Loan for general corporate purposes. The Shareholder Loan has an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loan, the Company executed a note setting forth the terms thereof. The Shareholder Loan was approved by the Company’s Board.

Payment of Stockholder’s Legal Fees

On April 15, 2008, the Company’s Board determined that it was in the best interests of the Company that, in consideration for certain corporate development introductions made by Rudana, the Company pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. The Company paid $62,262.18 for Rudana’s legal fees in such regard.

ITEM 6.  EXHIBITS

Exhibit	Description

10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008.

10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008.

10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Gerald Sullivan
Name: Gerald Sullivan
Title: Chief Financial Officer and Interim President and Chief Executive Officer

Date: May 15, 2008