Form 10-Q
period 2008-06-30
Prime Sun Power Inc
filed 2008-08-19
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

As of August 13, 2008, the Issuer had 40,114,900 shares of its Common Stock outstanding.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
Balance Sheet

	June30	December 31,
	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash	28,684	71,241
Prepaid expense	600	600

Total Current Assets and Total Assets	29,284	71,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued liabilities	63,140
Due to related parties	145,051	48,880

Total Current Liabilities and Total Liabilities	208,191	48,880

Stockholders' Equity (Deficiency)	(178,907)	22,961

Total Liabilities and Stockholders' Equity (Deficiency)	29,284	71,841

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Operations

					Accumulated from
	For the Three Months ended		For the Six Months ended		December 18, 2002
	June 30		June 30		(Date of Inception)
	2008	2007	2008	2007	to June 30, 2008

Revenue	-	-			-

EXPENSES (INCOME)

Bank and financing charges	24	28	24	150	2,518
Consulting	-	-	-	-	26,826
Director fees	4,000	-	4,000	-	4,000
Gain on currency exchange	-	-	341	-	732
License payment	-	-	-		1,000
Listing and filing fees	3,082	100	4,927	100	26,258
Office and sundry	6,438	2,527	6,837	2,801	30,127
Professional fees	57,155	1,354	117,879	6,179	176,973
Personnel	50,839	-	63,835	-	63,835
Regulatory fees	-	-	-	-	-
Rent	1,079	-	1,079		26,729
Transfer agent	-	-	-	50	2,675
Travel	1,388		1,388		1,388
Loss on sale of property and equipment					909
Interest expense	1,558		1,558		2,584
Gain on debt settlement	-	-			(14,176)

Total Expenses (Income)	125,563	4,009	201,868	9,280	352,378

Net Loss	(125,563)	(4,009)	(201,868)	(9,280)	(352,378)

Basic and Diluted Loss Per Share	($0.00)	($0.00)	($0.01)	($0.00)

Weighted Average Shares Outstanding	40,114,900	40,114,900	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Stockholder's Equity
For the Period from December 18, 2002 (Date of Inception) to June 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Par	Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	4,000,000	400	-	-	400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	4,000,000	400	-	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	4,000,000	400	-	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	4,000,000	400	-	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	1,730,700	173	172,897	-	173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	5,730,700	573	172,897	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	5,730,700	573	172,897	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	5,730,700	573	172,897	(150,509)	22,961
6 for 1 Stock Dividend - February 8, 2008	34,384,200	3,438		(3,438)	-
Net loss for the period				(76,305)	(76,305)
Balance - March 31, 2008	40,114,900	4,011	172,897	(230,252)	(53,344)
Net loss for the period				(125,563)	(125,563)
Balance - June 30, 2008	40,114,900	4,011	172,897	(355,815)	(178,907)

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Cash Flow

			Accumulated from
	For the Six Months ended		December 18, 2002
	June 30		(Date of Inception)
	2008	2007	to June 30, 2008

Net loss for the period	(201,868)	(9,280)	(352,378)
Adjustments to reconcile net loss to net cash
used in operations:
Gain in debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assets and liabilities
Prepaid expense	-	5	(600)
Accounts payable and accrued liabilities	14,260	(6)	48,965

Net Cash Used in Operating Activities	(187,608)	(9,281)	(288,928)

Cash Provided By Financing Activities
Proceeds of loans from related parties	145,051	-	145,051
Common stock issued	-	-	173,470

Net Cash Provided by Financing Activities	145,051	-	318,521

Cash Provided By (Used In) Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash Used In Investing Activities	-		(909)

Increase (Decrease) in Cash	(42,557)	(9,281)	28,684
Cash - Beginning of Period	71,241	101,877	-

Cash - End of Period	28,684	92,596	28,684

PRIME SUN POWER INC.
Notes to Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on March 31, 2008.

NOTE B - GOING CONCERN

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As of June 30, 2008, the Company has an accumulated deficit of $355,815. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE D - RELATED PARTY TRANSACTION

Included in accounts payable and accrued liabilities at June 30, 2008 and December 31, 2007 is $25,685 owed to a former director of the Company for rent and other expenses.

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

Our Plan of Operation

Our new business purpose focuses on solar power and other alternative energies. We have not yet formulated how we shall finance the new business. We are currently working on the plans to commence and operate the new business. Although we have a new business purpose, we have not formulated definitive plans and we have not commenced any operations under the new business model. We expect to announce details of the new model during the third or fourth quarter of 2008.

Research and Development

The Company has not yet determined its anticipated spending on research and development activities for the year ending December 31, 2008.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2008.

Employees

As of June 30, 2008, the Company had only two part time employees. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2008.

Liquidity and capital resources

During the quarter ended June 30, 2008 and to date, the primary source of capital has been loans from existing shareholders and equity sales. Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures including production facilities.

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incured total expenses of $352,378, including total expenses of $201,868during the six months ended June 30, 2008.

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

Our consolidated cash balance at June 30, 2008 was $28,684. As of June 30, 2008, our total current assets consisted of $600 in prepaid expenses and our total liabilities were $266,414.

For the period ending June 30, 2008, the Company has received 3 loans in aggregate of $174,189 from Rudana (the “Shareholder Loan”). The Company will use the proceeds from the Shareholder Loan for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loan, the Company executed a notes setting forth the terms thereof. The Shareholder Loans were approved by the Company’s Board.

On May 10, 2008, the Company issued a warrant to Arimathea Limited in consideration for international corporate development services rendered on behalf of the Company. On May 22, 2008, the Company amended the First Warrant and issued a second warrant to Arimathea Limited (the “Second Warrant”). Subsequent to the period covered by this Report, the Company agreed to amalgamate and amend the First Warrant and the Second Warrant (collectively, the “Amended Warrant”). The Amended Warrant will have an exercise term of 3 years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Arimathea, divided by (ii) the original exercise price of $1.62 per share. All other terms and conditions of the First Warrant and Second Warrant as amalgamated into the Amended Warrant shall remain the same.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On August 11, 2008 and on August 13, 2008, Prime Sun Power Inc., Inc. (the “Company”) received shareholder loans in the aggregate amount of $80,000.00 (the “Shareholder Loans”), from Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder.  The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loan, the Company executed two notes on August 11, 2008 and, respectively, August 13, 2008, setting forth the terms thereof.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 5:  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

Exhibit  Description

10.5 Form of Promissory Note issued by the Company to Rudana Investment Group AG.

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
Date: August 19, 2008