Form 10-Q/A
period 2008-03-31
Prime Sun Power Inc
filed 2008-09-26
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

104 Summit Avenue
Summit, NJ 07902-0080
(Address of principal executive offices)

(908) 273-5575
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

Explanatory Note: On July 7, 2008, Prime Sun Power Inc. (the “Company”) determined that certain amounts in the financial statements (unaudited) and financial information provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 contained certain bookkeeping recognition and classification errors.

In addition, it was determined that certain Notes to the financial statements should be clarified. The Company’s Chief Financial Officer made these determinations. The recognition and classification issues pertained to legal fees which the Company had agreed to pay on behalf of Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, which were charged to the Company’s operating expenses during the three months ended March 31, 2008. In addition, the company did not record certain legal fees which were paid by Rudana during the same period.

The Company is hereby amending and restating its financial statements for the quarterly period ended March 31, 2008 to reflect the changes described above. Readers are directed to the Company’s periodic reports filed with respect to periods subsequent to March 31, 2008 for information pertaining to the Company’s operations, and financial reports following the period reported herein.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
Balance Sheet As restated
	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash	-	71,241
Prepaid expense	600	600
Loan Receivable from related party	29,138

Total Current Assets and Total Assets	29,738	71,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued liabilities	83,083	48,880

Total Current Liabilities and Total Liabilities	83,083	48,880

Stockholders' Equity (Deficiency)	(53,345)	22,961

Total Liabilities and Stockholders' Equity (Deficiency)	29,738	71,841

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Operations
As restated
	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 18, 2002
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Revenue	-	-	-

EXPENSES (INCOME)

Bank and financing charges	-	122	2,494
Consulting	-	-	26,826
Gain on currency exchange	341	-	732
License payment	-	-	1,000
Listing and filing fees	1,845	-	23,176
Office and sundry	398	274	23,689
Professional fees	60,724	4,825	119,817
Personnel	12,997	-	12,997
Rent	-	-	25,650
Transfer agent	-	50	2,675
Loss on sale of property and equipment			909
Interest expense			1,026
Gain on debt settlement	-	-	(14,176)

Total Expenses (Income)	76,305	5,271	226,815

Net Loss	(76,305)	(5,271)	(226,815)

Basic and Diluted Loss Per Share	$.0019	$0.00

Weighted Average Shares Outstanding	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Stockholder's Equity
For the Period from December 18, 2002 (Date of Inception) to March 31, 2008 As restated

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	4,000,000	400	-	-	400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	4,000,000	400	-	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	4,000,000	400	-	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	4,000,000	400	-	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	1,730,700	173	172,897	-	173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	5,730,700	573	172,897	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	5,730,700	573	172,897	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	5,730,700	573	172,897	(150,509)	22,961
6 for 1 Stock Dividend	34,384,200	3,438		(3,438)	-
Net loss for the period				(76,305)	(76,305)
Balance - March 31, 2008	40,114,900	4,011	172,897	(230,252)	(53,345)

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Cash Flow
As restated
	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 18, 2002
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Net loss for the period	(76,305)	(5,271)	(226,815)
Adjustments to reconcile net loss to net cash
used in operations:
Gain on debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assets and liabilities
(Increase) decrease in prepaid expense	-	31	(600)
Increase in accounts payable and
accrued liabilities	63,287	3,881	97,992

Net Cash Used in Operating Activities	(13,018)	(1,359)	(114,338)

Cash Provided By Financing Activities
Common stock issued	-	-	173,470
Advances from related party	(58,223)		(58,223)
Net Cash Provided by Financing Activities	(58,223)	-	115,247

Cash Provided By (Used In) Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash used in Investing Activities	-		(909)

Decrease in Cash	(71,241)	(1,359)	-
Cash - Beginning of Period	71,241	101,877
-
Cash - End of Period	-	100,518	-

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

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

On July 7, 2008, Prime Sun Power Inc. (the “Company”), in consultation with the Company’s independent registered public accounting firm, Paritz and Company P.A., concluded that the Company’s financial statements should be restated to correct certain bookkeeping recognition and classification errors. In addition, it was determined that certain Notes to the financial statements should be clarified. The Company’s Chief Financial Officer made these determinations. The recognition and classification issues pertained to legal fees which the Company had agreed to pay on behalf of Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, which were charged to the Company’s operating expenses during the three months ended March 31, 2008. In addition, the company failed to record certain legal fees which were paid on behalf of the Company by Rudana during the same period.

The following is a summary of the effects of the restatement on the Company’s financial statements.

	As Previously
	Reported	As Restated

For the Three Months ended March 31, 2008

Total Costs and Expenses	105,444	76,305

Net Loss	(105,444)	(76,305)

Bet Loss per Common Share - basic and diluted	(0.00)	(0.0019)

Accumulated from December 18, 2002 (inception) to March 31, 2008

Total Costs and Expenses	255,953	226,815

Net Loss	(255,953)	(226,815)

NOTE C - GOING CONCERN

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As of March 31, 2008, the Company has an accumulated deficit of $226,815. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D - STOCKHOLDERS’ EQUITY

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

NOTE E - RELATED PARTY TRANSACTION

Included in accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 is $25,685 owed to a former director of the Company for rent and other expenses.

During the three months ended March 31, 2008 the Company paid certain expenses of Rudana Investment Group AG, the Company’s majority shareholder in the amount of $29,138, net of amount of the Company’s legal fees paid by Rudana. At March 31, 2008 this amount is recorded as a Loan Receivable - stockholder on the accompanying Balance Sheet. The loan is non-interest bearing and due on demand.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

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

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incurred total expenses of $226,815, including total expenses of $76,305 during the three months ended March 31, 2008.

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

Our consolidated cash balance at March 31, 2008 was $0. As of March 31, 2008, our total current assets consisted of $29,738 in prepaid expenses and Notes Receivable, and our total liabilities were $83,083.

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

Payment of Stockholder’s Legal Fees

On April 15, 2008, the Company’s Board determined that it was in the best interests of the Company that, in consideration for certain corporate development introductions made by Rudana, the Company pay for the legal representation fees, costs, expenses and disbursements incurred by Rudana in connection with the acquisition of Rudana’s equity interest in the Company and for corporate development activities undertaken by Rudana on behalf of the Company. The Company paid $29,138.18 for Rudana’s legal fees in such regard.

ITEM 6.   EXHIBITS

Exhibit	Description

10.2
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

10.3
Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

10.4
Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

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

Dated: September 25, 2008