Form 10-Q/A
period 2008-03-31
Prime Sun Power Inc
filed 2008-10-09
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note : On July 7, 2008, Prime Sun Power Inc. (the “Company”) determined that certain amounts in the financial statements (unaudited) and financial information provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 contained certain bookkeeping recognition and classification errors.

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

On September 26, 2008, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q, thereby amending and restating its financial statements for the quarterly period ended March 31, 2008 to reflect the changes described above. The Company is now filing Amendment No. 2 to its Quarterly Report on Form 10-Q, to further amend and restate its financial statements for the quarterly period ended March 31, 2008.

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
	(Unaudited)
ASSETS

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

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Stockholder's Equity
For the Period from December 18, 2002 (Date of Inception) to March 31, 2008 As restated

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
	#	Value ($)	($)	($)	($)
Balance - December 18, 2002
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	4,000,000	400	-	-	400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	4,000,000	400	-	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	4,000,000	400	-	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	4,000,000	400	-	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	1,730,700	173	172,897	-	173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	5,730,700	573	172,897	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	5,730,700	573	172,897	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	5,730,700	573	172,897	(150,509)	22,961
6 for 1 Stock Dividend	34,384,200	3,438		(3,438)	-
Net loss for the period				(76,305)	(76,305)
Balance - March 31, 2008	40,114,900	4,011	172,897	(230,252)	(53,345)

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Cash Flow
As restated

	For the Three	For the Three	Accumulated from
	Months ended	Months ended	December 18, 2002
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Net loss for the period	(76,305)	(5,271)	(226,815)
Adjustments to reconcile net loss to net cash
used in operations:
Gain on debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assets and liabilities
(Increase) decrease in prepaid expense	-	31	(600)
Increase in accounts payable and
accrued liabilities	34,202	3,881	68,907

Net Cash Used in Operating Activities	(42,103)	(1,359)	(143,423)

Cash Provided By Financing Activities
Common stock issued	-	-	173,470
Advances to related party	(29,138)	-	(29,138)
Net Cash used in Financing Activities	(29,138)	-	144,332

Cash Provided By (Used In) Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash used in Investing Activities	-	-	(909)

Decrease in Cash	(71,241)	(1,359)	-
Cash - Beginning of Period	71,241	101,877

Cash - End of Period	-	100,518	-

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

The following tables set forth the effects of the restatement adjustments on the affected line items within our previously reported Balance Sheet as of March 31, 2008, Statement of operations for the three months ended March 31, 2008 and from December 18, 2002 (date of inception) to March 31, 2008, Statement of stockolders equity at March 31, 2008, and Statement of Cash Flows for the three months ended March 31, 2008 and from December 18, 2002 (date of inception) to March 31, 2008.

	As
	Oringinally
	Reported	As Restated

Balance Sheet:

Loan recievable from related party	-	29,138
Total Current assets and assets	600	29,738
Stockholders Equity (Deficiency)	(82,483)	(53,345)
Total Liablilities and Stockholers Equity (Deficiency)	600	29,738

Statement of Operations:

For the three months ended:
Gain on currency exchange	133	341
Professional fees	90,071	60,724
Total expenses	105,444	76,305
Net Loss	(105,444)	(76,305)
Basic and diluted loss per share	-	(0.0019)

Accumulated from December 18, 2002 (date of inception) to March 31, 2008
Gain on currency exchange	133	732
Professional fees	149,145	119,817
Total expenses	255,953	226,815
Net Loss	(255,953)	(226,815)

Statement of Stockholders Equity

Deficit Accumulated During the Development Stage	(259,391)	(230,252)

Statement of Cash Flows:

For the three months ended:
Net loss for the period	(105,444)	(76,305)
Net cash used in operating activites	(71,241)	(42,103)
Advances from related parties	-	(29,138)
Net cash used in financing activities	-	(29,138)

Accumulated from December 18, 2002 (date of inception) to March 31, 2008
Net loss for the period	(255,953)	(226,815)
Net cash used in operating activites	(172,561)	(143,423)
Advances from related parties	-	(29,138)
Net cash provided by (used in) financing activities	(173,070)	144,332

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

Dated: October 9, 2008