Form 10-Q
period 2008-09-30
Prime Sun Power Inc
filed 2008-11-19
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒   No ☐

As of November 14, 2008, the Issuer had 40,114,900 shares of its Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Prime Sun Power Inc. (formerly known as ATM Financial Corp.).

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Balance Sheet

	September 30	December 31,
	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash	22,664	71,241
Prepaid expense	600	600
Total Current Assets and Total Assets	23,264	71,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued liabilities	71,686	—
Loan from shareholder	245,758	—
Note payable	—	48,880
Total Current Liabilities and Total Liabilities	317,444	48,880

Stockholders' Equity (Deficiency)	(294,180)	22,961

Total Liabilities and Stockholders' Equity (Deficiency)	23,264	71,841

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Operations

					Accumulated from
	For the Three Months ended		For the Nine Months ended		December 18, 2002
	September 30		September 30		(Date of Inception)
	2008	2007	2008	2007	to September 30, 2008

Revenue	—	—			—

EXPENSES (INCOME)	—

Bank and financing charges	24	30	48	180	2,542
Consulting	4,000	—	4,000	—	30,826
Director fees	7,750	—	11,750	—	11,750
Gain on currency exchange	—	—	341	—	732
License payment	460	—	460	—	1,460
Listing and filing fees	1,880	—	6,807	100	28,138
Marketing & Public Relations	9,493	—	9,493	—	9,493
Office and sundry	2,523	829	9,360	3,630	32,650
Professional fees	20,168	1,007	138,047	7,186	197,140
Personnel	52,216	—	116,051	—	116,051
Regulatory fees	—	—	—	—
Rent	936	—	2,015	—	27,665
Transfer agent	3,918	75	3,918	125	6,593
Travel	7,807	—	9,195	—	9,195
Loss on sale of property and equipment	—	909	—	909	909
Interest expense	4,098	—	5,656	—	6,682
Gain on debt settlement	—	—	—	—	(14,176)
Stock Option Expense	4,237		4,237		4,237
Total Expenses (Income)	119,510	2,850	321,378	12,130	471,887

Net Loss	(119,510)	(2,850)	(321,378)	(12,130)	(471,887)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding	40,114,900	5,730,700	32,746,857	5,730,700

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Stockholder's Equity
For the Period from December 18, 2002 (Date of Inception) to September 30, 2008				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	—	(2,400)	400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	—	(24,390)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	—	(48,606)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	—	(62,004)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	172,897	(1,038)	173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	172,897	(81,651)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	172,897	(97,818)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	172,897	(153,947)	22,961
6 for 1 Stock Dividend - February 8, 2008
Net Loss for the period				(76,305)	(76,305)
Balance March 31, 2008	40,114,900	4,011	172,897	(230,252)	(53,344)
Net loss for the period				(125,563)	(125,563)
Balance - June 30, 2008	40,114,900	4,011	172,897	(355,815)	(178,907)
Stock option grant - September 22, 2008			4,237		4,237
Net Loss for period				(119,510)	(119,510)
Balance - September 30, 2008	40,114,900	4,011	177,134	(475,325)	(294,180)

Prime Sun Power Inc. (formerly known as ATM Financial Corp.)
(A development stage company)
(Unaudited) Statement of Cash Flow

			Accumulated from
	For the Nine Months ended		December 18, 2002
	September 30		(Date of Inception)
	2008	2007	to September 30, 2008

Net loss for the period	(321,378)	(12,130)	(660,950)
Adjustments to reconcile net loss to net cash
used in operations:
Issuance of stock option	4,237		4,237
Gain in debt settlement	—	—	14,176
Loss on sale of equipment	—	909	909
Change in operating assets and liabilities	—	—	—
Prepaid expense	—	31	(600)
Accounts payable and accrued liabilities	22,806	51	71,686
Net Cash Used in Operating Activities	(294,335)	(11,139)	(570,542)

Cash Provided By Financing Activities
Proceeds of Loans from Shareholder	245,758	—	245,758
Gain in debt settlement	—	—	(14,176)
Common stock issued	—	—
Net Cash Provided by Financing Activities	245,758	—	231,582

Cash Provided By (Used In) Investing Activities	—	—	173,470
Purchase of equipment	—	—	(3,416)
Proceeds from sale of equipment	—	2,507	2,507
Net Cash Used In Investing Activities	—	2,507	172,561

Increase (Decrease) in Cash	(48,577)	(8,632)	(166,399)
Cash - Beginning of Period	71,241	101,877	—
Cash - End of Period	22,664	93,245	(166,399)

PRIME SUN POWER INC.
Notes to Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on April 14, 2008.

NOTE B - GOING CONCERN

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As of September 30, 2008, the Company has an accumulated deficit of $660,950. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products and services at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - STOCKHOLDERS’ EQUITY

On January 22, 2008, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of February 4, 2008. The stock dividend was paid on February 4, 2008. Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date. Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 5,730,700 shares of Company common stock to 40,114,900 shares of common stock. The Stockholders’ Equity table has been retroactively changed to reflect the historical impact of the stock dividend.

NOTE D - RELATED PARTY TRANSACTION

Included in accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007 is $25,685 owed to a former director of the Company for rent and other expenses. As of the nine months ending September 30, 2008, Rudana Investment Group AG (“Rudana”), the Company’s majority shareholder, and companies controlled by Rudana had loaned the Company a total of $245,758. The funds were used by the company for general corporate use. These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

NOTE F - EMPLOYEE OPTION GRANT

On September 22, 2008 the Company granted an option to purchase five hundred thousand (500,000) shares of the Company’s common stock to the Chief Technology Officer, Mr. Cesare Boffa These options were granted at a purchase price of $1.90.  This purchase price was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the grant.

Method of Accounting and Our Assumptions

We account for our employee stock options under the fair value method of accounting using a Black Scholes valuation model to measure stock option expense at the date of grant. All stock options grants have an exercise price equal to the fair market value of our common stock on the date preceding the grant. The fair value of the stock option is amortized to expense over the vesting period, generally one year. Using the Black Scholes options pricing model, the options were valued at $0.39 per share. The total options granted valuation on September 22, 2008 was $193,300, of which 4,237 was expensed as of September 30, 2008.

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

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp. On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.” On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” The Company’s common stock is traded on the National Association of Securities Dealers Inc.’s over-the-counter bulletin board.

On September 15, 2008, the Company changed its address to: 104 Summit Avenue, Summit, NJ 07902-0080. The Company’s new telephone number is (908) 273-5575.

On September 22, 2008, the Board of Directors (the “Board”) of the Company appointed Cesare Boffa as a director and as the Company’s Chief Technology Officer. No decisions have been made yet regarding any committees of the Board on which Dr. Boffa will serve. Also on September 22, 2008, the Company entered into an employment agreement (the “Employment Agreement”) with Cesare Boffa regarding his service as the Company’s Chief Technology Officer. Dr. Boffa’s compensation as the Company’s Chief Technology Officer is 180,000 Euros per annum. Dr. Boffa has been granted stock options for the purchase of 500,000 shares of the Company’s common stock equal to the fair market value per share as of the date of the Employment Agreement. Dr. Boffa will devote 50% of his professional working time to the Company. The Employment Agreement has a three year term. On October 6, 2008, the Company entered into a director’s agreement (the “Director’s Agreement”) with Dr. Boffa regarding his service as a director of the Company. Dr. Boffa will not receive any compensation other than pursuant to the Employment Agreement.

Our Plan of Operation

Our new business purpose focuses on solar power, wind power and other renewable energies. We have not yet formulated how we shall finance the new business. We are currently working on the plans to commence and operate the new business. Although we have a new business purpose, we have not formulated definitive plans and we have not commenced any operations under the new business model. We expect to announce details of the new model during the fourth quarter of 2008.

Results of Operations

For the three months ending September 30, 2008, the Company incurred expenses of $119,510 versus expenses of $2,850 incurred during the prior fiscal year’s three month period ending September 30, 2008. For the nine months ending September 30, 2008 the company incurred expenses of $321,378 versus the prior year’s nine month period ended September 30, 2007 which had expenses of $12,130. The increased expenses come from professional fees, personnel, marketing and the expense of stock options.

Research and Development

The Company has not yet determined its anticipated spending on research and development activities for the year ending December 31, 2008.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2008.

Employees

As of September 30, 2008, the Company had only three employees: Gerry Sullivan (our Chief Financial Officer and interim President and Chief Executive Officer), Barbara Salz (our Corporate Secretary) and Cesare Boffa (our Chief Technology Officer). The employees serve on a part-time basis. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2008.

Liquidity and capital resources

During the quarter ended September 30, 2008 and to date, the primary source of capital has been loans from existing shareholders and equity sales. Our operations to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures including production facilities.

As of the date of this Report, we have not yet generated any revenues from our business operations. Since inception, the Company has incured total expenses of $660,950, including total expenses of 510,441 during the nine months ended September 30, 2008.

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

Our consolidated cash balance at September 30, 2008 was $22,664. As of September 30, 2008, our total current assets consisted of $600 in prepaid expenses and our total liabilities were $332,176.

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

To date, the Company has received loans in aggregate of $254,189 from Rudana (the “Shareholder Loans”). The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company executed notes setting forth the terms thereof.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5.    OTHER INFORMATION

Not Applicable.

ITEM 6.    EXHIBITS

Exhibit	Description

10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008

10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Gerald Sullivan
Name:	Gerald Sullivan
Title:	Chief Financial Officer and Interim President and Chief Executive Officer
Date: November 19, 2008