Form 10-K
period 2008-12-31
Prime Sun Power Inc
filed 2009-04-15
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   333-103647

Prime Sun Power Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0393197
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

100 Wall Street, 21st Floor
New York, NY 10005
(Address of principal executive offices)

866-523-5551
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,708,147 at June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 40,114,900 shares of Common Stock, par value $.0001, outstanding as of April 9, 2009.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	43

SIGNATURES	45

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

PART I

ITEM 1: BUSINESS

Introduction

The Company is a development stage business planning to provide solar power, wind power and other renewable energies.  We are currently working on our plans to commence and operate the new business.  Although our Company has a new business purpose, we have not yet formulated definitive plans and we have not commenced any revenue generating operations under the new business model.  We expect to announce details of the new model during 2009.  We anticipate that we will primarily do business in Europe, and that our Company may (i) operate solar and wind parks in which power is produced for sale to the local electrical grid; and (ii) engage in the manufacture and/or assembly of solar modules for use by ourselves and other entities which operate solar parks.  We may enter into strategic alliances with others engaged in the manufacture and/or assembly of solar modules.  We have not yet formulated how we will finance the new business.

The Long-Term Need for Renewable Energy

Electrical power is an essential element of a vast number of human activities throughout the world.  The list of such activities includes lighting, cooking, heating, air conditioning, the operation of electronics, communications, entertainment, transportation and medical needs.  As our energy supply and distribution mix changes, electricity is likely to be used for additional purposes and to power currently non-existent devices and technologies.

At the present time, the world’s ability to meet its need for energy is facing a number of challenges, each of which increases the potential market for renewable energy.  These can be characterized as falling into four major categories: (i) a worldwide growth in energy demand; (ii) inevitable limits on the world’s supply of fossil fuels; (iii) geo-political factors impacting the supply of fossil fuels; and (iv) environmental damage caused by the use of fossil fuels.

Global Growth in Energy Demand

The U.S. Department of Energy has estimated that worldwide demand for electricity is expected to nearly double from 14.3 billion MW hours in 2002 to 25.0 billion MW hours in 2025.  Without further investments in energy infrastructure, the likelihood of power shortages (“brownouts” and “blackouts”) may increase throughout the world.

Fossil Fuels: A Limited Resource

According to the International Energy Agency’s 2006 estimates, approximately 66% of the world’s electricity is generated from fossil fuels such as coal, natural gas and oil.  The primary fuels that have supplied this industry, fossil fuels in the form of oil, coal and natural gas, are limited. Worldwide demand is increasing at a time that industry experts have concluded that supply is limited.  Increased demand may result in increased prices and long-term average costs for electricity may increase.

The Political Stability of Oil and Gas Suppliers

Since many of the major countries who supply fossil fuels are located in unstable regions of the world, purchasing oil and natural gas from these countries may increase the risk of supply shortages and cost increases.  Energy produced from local renewable sources may be less subject to risks of political and military conflict throughout the world.

Environmental Damage Caused by Fossil Fuels

Fossil fuel use damages the environment and is generally believed to cause global warming.  Concerns about the environment have lead to various measures including the Kyoto Protocol, pursuant to which signatory nations are committed to cutting greenhouse gas emissions.  Various national and local governments have enacted stricter emissions control laws and utilities throughout the world are required to comply with renewable portfolio standards, which require the purchase of a certain amount of power from renewable sources.

Renewable Energy

One proposed solution to the world’s energy and environmental needs is the use of renewable energy.  “Renewable Energy” typically refers to non-traditional energy sources with almost unlimited, renewable availability, including the solar and wind energy which our Company is interested in developing.

In March of 2007, European Union leaders agreed in principle that 20% of the bloc’s energy should be produced from renewable fuels by 2020.  Some countries have made significant movement towards this goal.  At the end of 2007, 14% of Germany’s electricity came from renewable sources (mostly wind).  Spain has the target of generating 30% of its electricity needs from renewable sources by 2010, with half of that coming from wind power.  In 2006, 20% of Spain’s total electricity was already produced with renewable energy sources.

The Case for Solar Power

Solar power benefits from providing users with a power source that, compared to other sources may be said to (i) reliably work; (ii) have predictable costs (and not be influenced by international fluctuation in the price of oil and gas); and (iii) cause minimum environmental damage.  Various governments throughout the world have developed programs to encourage the use of solar power.

Sunlight is made up of photons, or particles of solar energy.  Solar energy can be converted into usable forms of energy either through the photovoltaic effect (generating electricity from photons) or by generating heat (solar thermal energy).  In the beginning we intend to focus our business on photovoltaic systems to produce electricity.

Solar power systems convert the energy in sunlight directly into electrical energy within solar cells based on the photovoltaic effect. Multiple solar cells are electrically interconnected into weather-resistant solar panels. Multiple solar panels are electrically wired together.  Solar panels are electrically wired to an inverter, which converts the power from DC to AC and interconnects with the utility grid.

Solar electric cells convert light energy into electricity at the atomic level. The conversion efficiency of a solar electric cell is defined as the ratio of the sunlight energy that hits the cell divided by the electrical energy that is produced by the cell. By improving this efficiency, we believe solar electric energy becomes competitive with fossil fuel sources. The earliest solar electric devices converted about 1%-2% of sunlight energy into electric energy. Current solar electric devices convert 5%-25% of light energy into electric energy (the overall efficiency for solar panels is lower than solar cells because of the panel frame and gaps between solar cells), and current mass produced panel systems are substantially less expensive than earlier systems.

In some parts of the world, the owner of a grid-connected solar electric system may sell electricity each month. This is because electricity generated by the solar electric system can be used on-site or fed through a meter into the utility grid. In the United States, for example, utilities are required to buy power from owners of solar electric systems (and other independent producers of electricity) under the Public Utilities Regulatory Policy Act of 1978 (PURPA). When a home or business requires more electricity than the solar power array is generating, the need is automatically met by power from the utility grid. When a home or business requires less electricity than the solar electric system is generating, the excess is fed (or sold) back to the utility.  Similarly, the solar parks our Company may develop may provide power both to a specified local site and to the power grid, depending on need.

According to SolarBuzz, a research and consulting firm, the global solar power market, as defined by solar power system installations, had an estimated $17.2 billion in revenue in 2007. The U.S. solar power installation market comprised approximately 8% of the total global market installations, reaching approximately 220 megawatts installed during 2007. According to Solarbuzz, the residential and small commercial market segments represent approximately 65% of the U.S. market and are expected to continue to do so through 2010.

There are a number of business opportunities along the value chain in the field of solar power.  These include, but are not limited to: (i) entities engaged in research relating to the field of solar power; (ii) entities which develop and/or operate solar parks; (iii) raw material and wafer providers (e.g. companies that produce basic materials such as refined silicon and/or wafers for crystalline solar cells); (iv) device and panel manufacturers (companies that manufacture either the cell devices, or panels, or fabricate both); (vi) distributors (companies that purchase from manufacturers and resell to designers/ integrators and other equipment resellers); and (vii) designer/installer (companies that sell products to end user customers).  There are two mature panel technologies used in the mass production scale: crystalline module technology and thin film technology. For thin film panels the number of process steps is significantly reduced and thus the manufacture is generally much more cost efficient compared to the crystalline process method.  Other upcoming technologies such as CPV (concentrated PV), PV panels on flexible substrates, or dye cells are in the advanced development phase indicating considerably higher efficiencies and/or significantly lower production costs.

The Company is primarily exploring opportunities outside of the United States, including but not limited to developing and operating solar and wind parks in Europe and developing, producing and selling equipment for use by other entities which operate solar parks.  Spain and Italy (particularly its southern regions) are two of the most attractive countries for the development of solar energy, as they have more sunshine than other European countries.  Several large solar parks were completed in Spain in 2008 by other companies, including the Parque Fotovoltaico Olmedilla de Alarcon, Parque Solar Merida/Don Alvaro Planta solar Fuente Álamo, Planta fotovoltaica de Lucainena de las Torres, Parque Fotovoltaico Abertura Solar, Parque Solar Hoya de Los Vincentes, the Solarpark Calveron, and the Planta Solar La Magascona. Italy has not yet experienced a level of solar development comparable to that of Spain, but it is anticipated that Italy may catch up in the coming years.  Our Company intends to commence operations by focusing on projects located in Italy.

The Case for Wind Energy

Air has mass, and when it moves, it contains the energy of that motion.  Wind energy transforms the kinetic energy of the wind into mechanical or electrical energy that can be harnessed for practical use.  The practicality of the wind as a source for energy varies based on location, based to a significant extent on wind speed at the location.

As is the case with solar power, groups of wind turbines may be assembled into wind farms and used for the production of electric power.  Wind farms vary widely in size.  In most cases, the land between the turbines may be used for agriculture or other purposes.  A wind farm may be located off-shore to take advantage of winds blowing over the surface of the ocean.

The location for a wind farm is crucial to its success.  The ideal location of a wind farm would have a reliable year-round flow of non-turbulent wind.  In order for the Company to succeed, the Company would need to (among other factors) (i) accurately identify a suitable location; (ii) secure the use of the land; (iii) ascertain the necessary government approvals to use that land; and (iv) connect the site with local electricity demand or transmission capacity.  The Company can not be certain it will be able to surpass these initial hurdles to creating a wind farm.  While some of these problems might be reduced by building wind farms offshore, the construction of offshore facilities are generally more expensive than comparable facilities on land.

The nations of the European Community have demonstrated a particular commitment to wind energy.  Wind energy provides Denmark with over 20% of its electricity, and provides as much as 25-30% of the electricity needs for parts of Germany.  Spain, one of the countries we are most interested in, is the world’s third biggest producer of wind power, after the United States and Germany.

Customers

Should the Company commence the operation of solar or wind parks, the Company’s customers will likely be local and regional utility companies in Europe.  The Company may also sell products to the operators of other solar and wind parks.

Sales and Marketing

We are currently developing our Sales and Marketing plans.

Intellectual Property

The Company has no intellectual property at the present time.

Corporate Information

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp.  On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter of the year ended December 31, 2008, we began considering a new business model involving solar power, wind power and other renewable energies.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” The Company’s common stock is traded on the National Association of Securities Dealers Inc.’s over-the-counter bulletin board.

The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is 866-523-5551.

Where You Can Find More Information

The Company is a “reporting company.” We expect to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

We maintain an Internet website at www.primesunpower.com. In addition to news and other information about our company, we make available on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission and copies of our Prime Sun Power Code of Ethics. The information available on our website is provided for convenience only and is not incorporated into this Report.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

PRIME SUN POWER INC.
100 Wall Street, 21st Floor
New York, NY 10005
Telephone: 866-523-5551
Attention: Frank Juergens
Title: Chief Operating Officer and Interim Chief Executive Officer

ITEM 1A. RISK FACTORS

An investment in our Company involves a risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks.

Risks Related to Our Business

We are commencing business as an early stage company under development. We have not yet commenced revenue generating operations under our new business model and we have no past performance which can serve as an indictor of our future potential.

We have initiated a new business model. We have been developing our business plan and growing our team, but as of the date of this Report we have not yet completed our plans.  Our most recent financial statements will therefore not provide sufficient information to assess our future prospects.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to unforeseen expenses, complications and delays, established competitors and other factors.

Our auditors have issued an opinion in their audit report expressing uncertainty about the ability of our Company to continue as a going concern without additional financing and/or generating profits from our operations.

We need to raise additional capital which may not be available to us or might not be available on favorable terms.

We will need additional funds to implement our business plans as our business model requires significant capital expenditures. We will need substantially more capital to execute our business plan.  Capital may be needed for the acquisition of additional companies, and also for the effective integration, operation and expansion of these businesses.  Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  We expect that our management will have considerable discretion over the use of equity proceeds.

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

As a matter of Company policy, our financial plans will limit our debt exposure to a reasonable level. However, a significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.

The current global financial market conditions will be relevant to the Company’s ability to raise funds and make sales in the particular markets in which we will be active. While the Company believes that the opportunity exists to proceed in spite of these factors, major market disruptions, recent adverse changes in global market conditions, and the regulatory climate may affect our business.

We will be dependent upon our suppliers for the components used in the systems we plan to design and install; and we expect our major suppliers will depend upon the continued availability and pricing of silicon and other raw materials used in solar modules.

The components used in solar systems are purchased from manufacturers. We expect to be subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material effect on our revenues and demand for our services. We may utilize a business model in which our suppliers will be dependent upon the availability and pricing of silicon, glass substrates and major process gases, some of the main materials used in manufacturing solar panels. In the past, the world market for solar panels experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

To the extent that we need to convert United States dollars into foreign currencies for our operations, appreciation of the foreign currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.

Many of our officers and directors have other professional responsibilities

Many of our officers have divided responsibilities which could divert management time.  Some of our officers and directors serve in outside capacities and on other boards from time to time, as well.

Our strategy for growth may include joint ventures, strategic alliances and mergers and acquisitions, which could be difficult to manage.

The successful execution of the our growth strategy may depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. We may be exposed to risks that we may incorrectly assess new businesses and technologies.  We could face difficulties and unexpected costs during and after the establishment of corporate relationships.

Acquisitions may be foreign acquisitions which would add additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

We may be exposed to tax audits.

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to us.   We are unable to guarantee the deductibility of any item that we acquire.  We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

Because of the nature of our business and the areas in which we operate, our customers and distributors may need approval from foreign governments.

Our customers or distributors will be responsible for obtaining local regulatory approval from the governments in the countries in which they operate. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute in those regions. Local and in some cases central governmental approval for the installation and the connection of PV and wind power plants is a fundamental pre-condition for us to commence generating revenues.  Any delay or failure of such approval may (i) result in a substantial delay for generating revenues or (ii) block us entirely from generating revenues.  Our inability to offer service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations.

Risks Related to our Industry

We face competition in an evolving market.

The markets in which we will sell and the types of products and services sold in these markets are in an emerging stage of development. Our ability to grow will depend in part on the rate at which markets for our products develop, and on our ability to adapt to emerging demands in these markets.

Certain portions of the solar industry are highly competitive.

We will compete for potential customers with other companies and groups, which provide energy from PV solar or wind sources.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products.

Installation of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. We must insure that systems comply with varying standards.  New government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services.

Our business may depend on the availability of rebates, tax credits and other financial incentives; reduction, elimination or uncertainty of which would reduce the demand for our services.

Many national, regional and local governments throughout the world offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and renewable energy credits. Uncertainty about the introduction of, reduction in or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in significant reductions in demand for our services, which would negatively impact our sales.

The price and availability of land on which to construct solar and wind parks will impact our ability to commence operations.

In order to commence operations of a solar or wind park, the Company will need to acquire or lease suitable land.

The Company’s ability to develop wind farms will be dependant on government approval.

The design, construction and operation of wind farms are highly regulated activities typically requiring approval from multiple levels of government.  The procedures for getting such approvals will vary between the countries and regions in which we will operate.  Such procedures may be highly time-consuming.  This problem may be worsened by negative responses from some portion of the local communities in which we will attempt to operate.

Risks Related To Investing In Our Common Shares

We do not anticipate paying cash dividends.

We do not anticipate paying cash dividends in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. Accordingly, our common stock may not be suitable for investors who are seeking current income from dividends.  Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

Because the market for our common shares is limited, investors may not be able to resell their common shares.

Our common shares trade on the Over-the-Counter-Bulletin-Board quotation system. Trading in our shares has historically been subject to very low volumes and wide disparity in pricing. Investors may not be able to sell or trade their common shares because of thin volume and volatile pricing with the consequence that they may have to hold your shares for an indefinite period of time.

There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

If we raise additional funds through the issuance of equity or convertible debt securities, your ownership will be diluted.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced, new securities may contain certain rights, preferences or privileges that are senior to those of our common shares.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

Grants of stock options and other rights to our employees may dilute your stock ownership.

We plan to attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. We have granted stock options to certain officers and directors.  The issuance of common shares pursuant to these options, and options issued in the future, will have the effect of reducing the percentage of ownership in us of our then existing shareholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock. Future sales of our common shares by our shareholders could depress the price of our stock.

ITEM 2: PROPERTIES

The Company does not own any real estate or other property.  The Company does not plan on investing directly or indirectly in real estate in the near future.  As of the date of this Report, the Company is currently utilizing office space at 100 Wall Street, New York, NY 10005.  There is no rent charged for this space, which is being temporarily provided to the Company by its counsel.  We intend to move to new offices for our corporate headquarters in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “PSPW”. Prior to April 15, 2008 our common stock traded on the over-the-counter bulletin board under the symbol “AFIC”. The following table sets forth for the periods indicated the high and low prices for the Company’s common stock in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.  The following prices reflect the effects of the Company’s 6 for 1 stock dividend declared on January 22, 2008 and paid to the shareholders of record of the Company as of February 4, 2008.

	Common Stock
	High	Low
Quarter Ended December 31, 2008	2.55	.40
Quarter Ended September 30, 2008	5.00	1.11
Quarter Ended June 30, 2008	3.03	1.26
Quarter Ended March 31, 2008	9.00	.52
Quarter Ended December 31, 2007	1.01	.48
Quarter Ended September 30, 2007	.80	.70
Quarter Ended June 30, 2007	.90	.75
Quarter Ended March 31, 2007	2.00	1.02

(b) Holders.

At March 13, 2009, there were 9 stockholders of record of the Company’s common stock.

(c) Dividends.

On January 22, 2008, the Board of Directors declared the payment of a stock dividend, approving the payment of such dividend to all of the shareholders of record of the Company as of the record date of February 4, 2008.  Each shareholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date.  Following payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 5,730,700 shares of Company common stock to 40,114,900 shares of common stock.

During the period covered by this Report, we have not declared or paid cash dividends.  The Company does not intend to pay cash dividends on its common stock in the foreseeable future.  We anticipate retaining any earning for use in our continued development.  We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

(d) Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has not sold any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

The Company is a development stage business planning to provide solar power, wind power and other renewable energies.  We are currently working on plans to commence and operate the new business.  Although our Company has a new business purpose, we have not yet formulated definitive plans and we have not commenced any operations under the new business model.  We expect to announce details of the new model during 2009.  We anticipate that we will primarily do business in Europe, and that our Company may (i) operate solar and wind parks in which power is produced for sale to the local electrical grid; and (ii) develop, produce and sell PV panels for use by other entities which operate solar parks.  We have not yet formulated how we shall finance the new business.

Revenues

During the fiscal year ended December 31, 2008, the Company had no revenues from operations.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $848,433, including total expenses of $697,924 during the twelve months ended December 31, 2008.

Our consolidated cash balance at December 31, 2008 was $6,629.  As of December 31, 2008, our total current assets consisted of $0 and our total liabilities were $628,633.

During the twelve months ended December 31, 2008 and through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company.  Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

To date, the Company has received loans in aggregate of $298,333 from Rudana (the “Shareholder Loans”). The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company executed notes setting forth the terms thereof.

On May 10, 2008, the Company issued a warrant to Synergy Investments & Finance Holding Limited (referred to herein as “Synergy”) in consideration for international corporate development services rendered on behalf of the Company. On May 22, 2008, the Company amended the First Warrant and issued a second warrant to Synergy (the “Second Warrant” and together with the First Warrant, the “Warrants”). The Company intends to amalgamate and amend the Warrants. The Warrants will have an exercise term of 3 years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the original exercise price of $1.62 per share. All other terms and conditions of the Warrants shall remain the same.

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

Results of Operations

We have not yet commenced active operations.  As of December 31, 2007 and December 31, 2008, our Company had no operations, no revenues and substantially no assets.  As such, comparative information for such periods would not assist the reader to understand our business model and we have therefore omitted such information from this discussion.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2009.

Employees

As of December 31, 2008, the Company had only three employees: Gerry Sullivan (our former Chief Financial Officer and former interim President and Chief Executive Officer), Barbara Salz (our Corporate Secretary) and Cesare Boffa (our Chief Technology Officer). These employees served on a part-time basis. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2009.

As of the date of this Report, the Company now has five employees: Frank Juergens, our Chief Operating Officer and Interim Chief Executive Officer, Mathias Kaiser, our Chief Financial Officer, Barbara Salz, our Corporate Secretary, Cesare Boffa, our Chief Technology Officer and Liz Thurott, our Administrator.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2009. Research and development efforts are expected to be overseen by our Chief Technology Officer, Cesare Boffa.

Off Balance Sheet Arrangements

As of December 31, 2008, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A: QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to interest rate risk, foreign currency exchange rate risk, commodity price risk (in regard to our prospective customer base), and other relevant market risks, such as equity price risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of our Company to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on a regular monthly and annual basis to our Audit Committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Prime Sun Power Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheets of Prime Sun Power Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and the period from inception (December 18, 2002) to December 31, 2008.  We did not audit the statements of operations and changes in stockholders’ equity of the Company from inception (December 18, 2002) to December 31, 2006 (not presented separately herein).  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Sun Power Inc., (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 18, 2002) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  In addition, as of December 31, 2008 the Company has a stockholders’ deficiency and negative working capital of $622,004.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 13, 2009

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$6,629	$71,241
Prepaid expense	-	600

Total Current Assets and Total Assets	$6,629	$71,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$330,300	$48,880
Loan from shareholder	298,333	-

Total Current Liabilities and Total Liabilities	628,633	48,880

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding	4,011	4,011

Additional paid in capital	222,418	172,897
Deficit accumulated during development stage	(848,433)	(153,947)

Total Stockholders' Equity (Deficiency)	(622,004)	22,961

Total Liabilities and Stockholders' Equity (Deficiency)	$6,629	$71,841

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Operations

			Accumulated from
	Year Ended December 31		December 18, 2002
			(Date of Inception)
	2008	2007	to December 31, 2008

Revenue	-	-	-

EXPENSES (INCOME)

Consulting & Director Fees	106,664	5,005	133,490
Professional fees	272,350	23,141	331,442
Personnel Costs	196,872		196,872
General & Administrative	57,858	27,983	121,422
Interest expense	11,222		12,248
Non-cash compensation	52,959		52,959

Total Expenses (Income)	697,924	56,129	848,433

Net Loss	(697,924)	(56,129)	(848,433)

Basic and Diluted Loss Per Share	$(0.02)	$0.00

Weighted Average Shares Outstanding	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Stockholders' Equity
For the Period from December 18, 2002 (Date of Inception) to December 31, 2008				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Cash Flow

			Accumulated from
	For the Year ended		December 18, 2002
			(Date of Inception)
	2008	2007	to December 31, 2008

Net loss	$(697,924)	$(56,129)	$(847,833)
Adjustments to reconcile net loss to net cash
used in operations:
Non-cash compensation	52,959	-	52,959
Interest accrued to related party	11,222		11,222
Gain in debt settlement	-	-	14,176
Loss on sale of equipment	-	909	909
Change in operating assets and liabilities	-	-	-
Prepaid expense	600	31	(600)
Accounts payable and accrued liabilities	270,198	22,046	319,078
	-
Net Cash Used in Operating Activities	(362,945)	(33,143)	(450,089)

Cash Provided By (Used in) Investing Activities	-	-
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	2,507	2,507

Net Cash Provided By (Used in) Investing Activities	-	2,507	(909)

Cash Provided By Financing Activities
Proceeds of Loans from Shareholder	298,333	-	298,333
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	173,470

Net Cash Provided by Financing Activities	298,333	-	457,627

Increase (Decrease) in Cash	(64,612)	(30,636)	6,629
Cash - Beginning of Period	71,241	101,877	-

Cash - End of Period	$6,629	$71,241	$6,629

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

1           BUSINESS DESCRIPTION

Organization and Business Description

Prime Sun Power Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 and is a development stage company as defined by Statement of Financial Accounting Standards No. 7, “Development Stage Companies”. On January 10, 2008, a change of control of the Company occurred and Rudana Investment Group AG, (“Rudana”) a corporation formed under the laws of Switzerland, became the new majority shareholder of the Company (“Rudana”), controlling approximately 70% of the issued and outstanding shares of the Company’s common stock.  On April 1, 2008, we changed our name from ATM Financial Corp. to Prime Sun Power Inc.  The Company plans to pursue a business model producing solar generated electrical power and other alternative renewable energies.

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations.  As shown in the accompanying financial statements, the Company has incurred a net loss of $848,433 for the period from inception (December 18, 2002) to December 31, 2008, and has no sales. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2           SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. Dollars.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The actual results experienced by the Company may differ materially from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected and the effect could be material.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities.

The fair value of these financial instruments approximates their carrying values.

Cash and Cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s accounts at these institutions may, at times, exceed the Federally insured limits.  The Company has not experienced any losses in such accounts.

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

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R, which requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R requires additional accounting relating to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS 123R has no effect on the Company’s cash flows, but is expected to have a material impact on its results of operations.

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will assess the impact of this statement upon any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in the fiscal year 2009.

In March 2008 the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FSS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows.  FAS No. 161 is effective January 1, 2009.  The Company is currently evaluating the impact of adopting this statement.

3           INCOME TAXES

The Company has available approximately $845,000 of net operating loss carry forwards to offset future taxable income, if any. These carry forwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,000
2025	$19,000
2026	$16,000
2027	$56,000
2028	$695,000

The Company has a deferred tax asset of approximately $295,000 relating to available net operating loss carry forwards for which a 100% valuation allowance has been provided.

Utilization of the net operating loss carry forwards will be limited due to the change in control referred to in Note 1.

4           STOCKHOLDERS’ EQUITY

On January 22, 2008, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of February 4, 2008.  The stock dividend was paid on February 4, 2008.  Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date.  Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 5,730,700 shares of Company common stock to 40,114,900 shares of common stock.  The statement of Stockholders’ Equity and per share amounts have been retroactively adjusted to reflect the historical impact of the stock dividend.

On September 22, 2008 the Company granted an option to purchase five hundred thousand (500,000) shares of the Company’s common stock to the Chief Technology Officer, Mr. Cesare Boffa.  These options were granted at an exercise price of $1.90 per share which was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the date of grant.

The Company accounted for this grant under the fair value method of accounting using a Black Scholes valuation model to measure stock option expense at the date of grant.  The fair value of the stock option is amortized to expense over the vesting period of one year.  Using the Black Scholes options pricing model, the options were valued at $0.39 per share for a total of $193,300, of which $11,222 was expensed as of December 31, 2008.

The fair value was estimated based on the following assumptions:

Risk-free rate	1.5%
Expected volatility	50%
Expected life	1 Year
Dividend yield	-

5           RELATED PARTY TRANSACTIONS

At December 31, 2008, Rudana, the Company’s majority shareholder, had loaned the Company a total of $298,333. The funds were used by the company for general corporate use.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

The Company accrued interest of $11,222 for the year ended December 31, 2008 which is included in accounts payable and accrued liabilities on the accompanying balance sheet.

6           EMPLOYMENT AGREEMENT

On September 22, 2008, the Company entered into an employment agreement (the “Employment Agreement”) with Dr. Cesare Boffa regarding his service as the Company’s Chief Technology Officer.  Pursuant to the Employment Agreement, Dr. Boffa’s compensation will be 180,000 Euros per annum.  In addition, as discussed in Note 4, Dr. Boffa was granted a stock option to purchase 500,000 shares of the Company’s common stock.  The Employment Agreement has a three year term and automatically renews for successive one year periods unless either party gives notice.  Dr. Boffa may terminate the Employment Agreement on two weeks written notice.  The Company may terminate the Employment Agreement without cause at any time; however, the Company shall be required to pay Dr. Boffa’s salary for the remainder of the term.  The Company may also terminate the Employment Agreement at any time for cause, in which case Dr. Boffa shall not be entitled to any further compensation.  The Employment Agreement contains standard prohibitions on the disclosure of trade secrets and other confidential information.  During the term of Dr. Boffa’s employment, he may not compete with the Company.

7           SUBSEQUENT EVENT

Effective as of January 7, 2009, the Company entered into an Employment Agreement with Frank Juergens regarding his service as Chief Operating Office of the Company.

Under the Employment Agreement, Mr. Juergens has agreed to serve as Chief Operating Officer for a two year period.  In consideration for services rendered to the Company, Mr. Juergens shall be paid a base salary of 130,000 Swiss Francs per year.  In addition, Mr. Juergens was granted options to purchase 50,000 shares of common stock of the Company.  The Employment Agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

On March 24, 2008, the Company dismissed its independent auditor, Chang Lee LLP (formerly Vellmer & Chang). Effective as of March 24, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor.  The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors.

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

ITEM 9A:   CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:   OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of April 9, 2009:

Name	Age	Position
Frank Juergens	44	Chief Operating Officer and Interim Chief Executive Officer
Olivier de Vergnies	43	Director
Dr. Cesare Boffa	68	Chief Technology Officer and Director
Dr. Augustine Fou	36	Director
Bruno Colle	71	Director
Roberto Gerbo	54	Director
Mathias Kaiser	35	Chief Financial Officer
Barbara S. Salz	58	Corporate Secretary

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of the date of this Report.

Mr. Frank Juergens.  Mr. Frank Juergens has served as the Company’s Chief Operating Officer and Interim Chief Executive Officer since January 7, 2009.  Mr. Juergens, 44, served from September of 2006 until December of 2008 as the Business Manager at Oerlikon Solar AG, Trubbach Ltd. (Switzerland), a company which provides thin film silicon PV module production equipment, end-to-end fabrication lines, process technology and services to enable automated mass production of large-area, thin-film silicon solar modules.  Prior to that position, from January of 2003 until August of 2006, Mr. Juergens served as Sales and Project Manager at GfE Fremat GmbH (Germany), a manufacturer of materials for PVD thin film technology.

Mr. Olivier de Vergnies.  Mr. de Vergnies has served as a Director of the Company since January 16, 2009.  Mr. de Vergnies has served since July 1, 2008 as the Chief Operating Officer of Rudana Investment Group AG, the Company’s majority shareholder.  Mr. de Vergnies also served as Chief Executive Officer of 4C Controls Inc. (“4C Controls”) from July 1, 2008 until February 1, 2009.  Mr. de Vergnies has previously served as Vice President, Head of the Middle East Division of Dexia Private Bank (Switzerland), Geneva from 2004 -2008 where he was responsible for Middle Eastern high net worth individuals, business acquisition and retention process, as well as the development of new financial structured products ideas and innovative private asset allocation.  From 2000-2004 Mr. de Vergnies served Dexia Bank, Luxembourg as Vice President, Head of Strategy & Alliances where he was responsible for the marketing strategy and product development for Middle East clients segments across Luxembourg, Switzerland, France, Jersey and the United Kingdom.  Mr. de Vergnies served as Global Strategic Coordinator for the Dexia Private Banking Group Executive Committee and managed the joint ventures optimization process with Banco Popular in Spain, multi-channel distribution, market watch process, international and internal communication.  Mr. de Vergnies currently serves as a director of U.S. public companies 4C Controls and Laureate Resources & Steel Industries Inc.

Dr. Augustine Fou.  Dr. Fou has served as a Director of the Company since May 10, 2008.  Dr. Fou earned his doctorate at the Massachusetts Institute of Technology Department of Materials Science and Engineering, with a minor in the Management of Technology from MIT's Sloan School of Management. Dr. Fou earned his BS summa cum laude in Chemistry from the University of Dallas. Dr. Fou has served as a consultant with McKinsey & Company. Dr. Fou is a founder of go-Digital Internet Consulting Group, Inc. and the Marketing Science Consulting Group, Inc.   Dr. Fou is Senior Vice President, Digital Lead of MRM Worldwide, a McCann WorldGroup company.  Dr. Fou currently serves as a director of U.S. public companies 4C Controls Inc. and Laureate Resources & Steel Industries Inc.

Dr. Cesare Boffa.  Dr. Boffa has served as a Director and as the Company’s Chief Technology Officer since September 22, 2008.  Dr. Boffa graduated with a degree in Mechanical Engineering from the Politecnico di Torino in 1965 and received his doctorate, cum laude, from the University of Minnesota in 1971. Cesare Boffa is a Professor of Technical Physics and Renewable Energy Sources at the Politecnico di Torino. He is presently the president of FIRE (Federazione Italiana Risparmio Energia: Italian Association on Energy Saving) and president of the Italian Thermotechnical Committee. Dr. Boffa is the author of more than 100 publications on energy and environment. He is also the author of a technical physics text book and an active member of several scientific committees of various associations, journals and engineering publications.

Mr. Bruno Colle. Mr. Colle has served as a director of the Company since March 18, 2009.  Mr. Colle brings to the Board extensive experience with government and technology.  Mr. Colle served as the Mayor of the City of Segrate, Italy from May of 2000 until June of 2005.  Since September of 2006, he has served as Counselor to the Mayor of Milan, Italy for Research and Innovation.  He has served as a Member of the Regional Assembly for Lombardy, Italy since January of 2007.  He has served as a member of the National Committee for the evaluation of projects on Energy Sources and Energy Efficiency for Italy’s Ministry of Economic Development since September of 2008.

Mr. Roberto Gerbo. Mr. Gerbo has served as a director of the Company since March 19, 2009.  Mr. Gerbo is a financial expert in the energy industry.  He is the Energy and Environmental Manager of Intesa San Paolo, one of the largest banking groups in Europe.  In this role he is responsible for the environmental sustainability of the group’s policies, which also include the renewable energy sector.  He is a member of the Counsel of ABIENERGIA, a consortium within ABI (Associazione Bancaria Italian), which controls the energy management activities of the entire banking sector.  Mr. Gerbo holds a Masters Degree in Civil Engineering and is an author of several technical and scientific papers on energy related matters.

Mr. Mathias Kaiser.  Mr. Kaiser has served as the Chief Financial Officer of the Company since January 7, 2009.  Mr. Kaiser has served as Chief Financial Officer of Rudana Investment Group AG (“Rudana”), a Swiss investment holding company which is the Company’s majority shareholder, since October of 2008.  Mr. Kaiser has also served as Chief Financial Officer of 4C Controls Inc. and Laureate Resources & Steel Industries Inc. since January 7, 2009.  From March until October of 2008, Mr. Kaiser was the Finance & Reporting Manager of Compass-Group AG, a company engaged in the provision of large-scale institutional catering management and services and the provision of planning and consultancy services for restaurant and catering enterprises.  From February of 2006 until July of 2007, he was the Operating Effectiveness Manager for Adecco & Management Consulting AG, a human resources company.  From February of 2003 until February of 2005, he served as business controller for Daniel Swarovski Corporation AG, a large international retail business.  Mr. Kaiser is compensated for his services by Rudana, and he is not separately compensated by the Company.

Barbara S. Salz.  Ms. Salz has served as Corporate Secretary of the Company since May 10, 2008.  Ms. Salz also serves as Corporate Secretary of 4C Controls Inc. and Laureate Resources & Steel Industries Inc.

Conflicts Of Interest

The officers and directors of our Company are subject to restrictions regarding opportunities which may compete with the Company's business plan.  New opportunities which are brought to the attention of the officers and directors of the Company must be presented to the Board of Directors and made available to the Company for consideration and review under principals of state law corporate opportunity doctrines.  A breach of this requirement could be construed as a breach of the fiduciary duties of the officer or director.  Our Ethics Policy requires each employee to avoid any activity, investment or association that conflicts or interferes with the independent exercise of his or her judgment or actions adverse to the Company's best interests.  Under the Ethics Policy, no employee, or any member of employee's immediate family, is permitted to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of the Company where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no employee is permitted to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of the Company, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of the Company.  No directors, officers or employees are permitted to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect the Company's business.  No employee is permitted to use Company property, services, equipment or business for personal gain or benefit.  Employees may not act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with the Company, or conduct business on behalf of the Company with any company or firm in which the employee or a family member has a substantial interest or affiliation.  Exceptions require advance written approval from the Chief Financial Officer.  Employees must not personally benefit from outside endeavor as a result of their employment by the Company.   Other than the provisions of our Ethics Policy governing conflicts of interest, we have not adopted a specific conflicts of interest policy.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2008, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Cesare Boffa	1	1	None
Rudana Investment Group AG	1	1	None

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.  In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, we intend to describe on our Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Board Committees

Audit Committee

We have a designated audit committee of the board. Audit committee functions are performed by our entire board of directors.  Augustine Fou, Bruno Colle and Roberto Gerbo are the directors who have been deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not yet warranted. We intend to appoint an audit committee financial expert during the foreseeable future.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the year ended December 31, 2008 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:   EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year	Salary	Option Awards	Total
Gerald Sullivan, Chief Financial Officer and Interim Chief Executive Officer	2008 (2)	$78,500	$0	$78,500

Viktoria Vynnyk, Director, Chief Executive Officer, President and Chief Financial Officer	2008 (3)	$0	$0	$0

Cesare Boffa, Director and Chief Technology Officer	2008(4)	$64,804	$52,959	$117,763

(1) The table reflects each of the Company’s last two completed fiscal years.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

No persons have been entitled to compensation in excess of $100,000 per year prior to 2008.

(2) Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.

(3) Ms. Vynnyk served as our Chief Executive Officer, President and Chief Financial Officer from November 10, 2006 until May 10, 2008.

(4) On September 22, 2008, Cesare Boffa was appointed as a director of the Company and as the Company's Chief Technology Officer. Dr. Boffa was granted stock options for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.90 per share.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Victoria Vynnyk Chief Executive Officer, President and Chief Financial Officer (1)	0	0	0	N/A	N/A
Gerald Sullivan Chief Financial Officer and Interim President and Chief Executive Officer (2)	0	0	0	N/A	N/A
Cesare Boffa, Director and Chief Technology Officer (3)	0	500,000	0	$1.90	September 22, 2013

(1) Ms. Vynnyk served as our Chief Executive Officer, President and Chief Financial Officer from November 10, 2006 until May 10, 2008.

(2) Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.

(3) On September 22, 2008, Cesare Boffa was appointed as a director of the Company and as the Company's Chief Technology Officer. Dr. Boffa was granted stock options for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.90 per share.

Director Compensation

Name	Fees earned or paid in cash ($)	Total ($)
Augustine Fou(1)	$17,750	$17,750

(1) Augustine Fou was the only director who received compensation in 2008 and who is not included in the “Summary Compensation Table” above.  Cesare Boffa was compensated for his services as Company’s Chief Technology Officer.

The following table sets forth the Company’s current scheduled payments for members of the Board of Directors:

Cash Compensation	All Non-Executive Directors	Fees for Non-Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)
Retainer (1)	$24,000	None

(1) Paid incrementally each month.

Directors receive reimbursement for reasonable out of pocket costs incurred in connection their service as Directors.

Contracts with Officers and Directors

As of the date of this Report, we have entered into employment contracts with two of our officers: Frank Juergens, our Chief Operating Officer and Interim Chief Executive Officer, and Cesare Boffa, our Chief Technology Officer and a member of our Board of Directors.  Each of our independent directors, Augustine Fou, Bruno Colle and Roberto Gerbo, has entered into a director’s agreement with Company setting forth their yearly compensation of $24,000.  Pursuant to Olivier de Vergnies’ director agreement, he will receive no compensation from the Company.  We are currently negotiating agreements with all of our other officers and key employees. We expect to complete the negotiations and enter into agreements with all of our other executive officers in the immediate future.

Gerald Sullivan Employment Agreement

Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.  During that time the Company paid him at a rate of $100,000 per annum.

Frank Juergens Employment Agreement

Effective as of January 7, 2009, entered into an employment agreement with Frank Juergens regarding his service as Chief Operating Officer of the Company.  Under the employment agreement, Mr. Juergens has agreed to serve as Chief Operating Officer for a two year period.  In consideration for services rendered to the Company, Mr. Juergens shall be paid a base salary of 130,000 Swiss Francs per year.  In addition, Mr. Juergens will be granted options to purchase 50,000 shares of common stock of the Company.  This stock option shall be subject to the customary terms and conditions of all Company stock options.  The employment agreement contains provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the agreement.

Cesare Boffa Employment and Director’s Agreement

On September 22, 2008, the Company entered into an employment agreement with Cesare Boffa regarding his service as the Company’s Chief Technology Officer.  Dr. Boffa’s compensation as the Company’s Chief Technology Officer is 180,000 Euros per annum.  Dr. Boffa has been granted stock options for the purchase of 500,000 shares of the Company’s common stock equal to the fair market value per share as of the date of the employment agreement.  Dr. Boffa will devote 50% of his professional working time to the Company.  The employment agreement has a three year term.  On October 6, 2008, the Company entered into a director’s agreement with Dr. Boffa regarding his service as a director of the Company.  Dr. Boffa will not receive any compensation other than pursuant to the employment agreement.

Compensation Arrangement with Mathias Kaiser

Mr. Kaiser is compensated for his services by Rudana Investment Group AG, our majority shareholder, and he is not separately compensated by the Company.

Equity Incentive Plan

The Company does not currently have an equity compensation plan.  The Company expects to adopt an equity incentive plan for its officers, directors and key employees during 2009 and make grants under such plan in accordance with comparable industry standards.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 30, 2009 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 40,114,900 issued and outstanding shares of the Company's common stock as of March 30, 2009.

The Company intends to adopt an equity incentive plan for its officers, directors and key employees during the fiscal year ended December 31, 2009.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG	27,716,208	0	27,716,208	69.1%
Executive Officers and Directors
Gerald Sullivan (1)	0	0	0	0
Viktoria Vynnyk (2)	0	0	0	0
Frank Juergens	0	50,000	50,000	*
Mathias Kaiser	0	0	0	0
Cesare Boffa	0	500,000	500,000	1.2%
Olivier de Vergnies	0	0	0	0
Augustine Fou	0	0	0
Bruno Colle	0	0	0	*
Roberto Gerbo	0	0	0	0
All Officers and Directors as a Group	0	550,000	550,000	1.4%

* Less than 1%.

(1) Mr. Sullivan resigned as an officer of the Company as of January 7, 2009.

(2) Ms. Vynnyk resigned as an officer and director of the Company as of May 10, 2008.

The mailing address for each of the listed individuals is c/o Prime Sun Power Inc., 100 Wall Street, 21st Floor, New York, NY 10005.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions Involving Prime Asset Finance Ltd.

The Company has entered into an agreement with Prime Asset Finance Ltd. (“PAF”), a UK company which is a wholly owned subsidiary of Rudana Investment Group AG, our majority controlling shareholder.  Under the terms of the agreement, PAF will assist and advise us on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs.  We have agreed to pay an initial services fee of $350,000 to PAF as of January 1, 2009 and will continue to pay management services fees of $25,000 per month in respect of the management services.  All of the management fees have accrued to date and have not yet been paid. In addition, PAF will be compensated in the amount of 8% of the total transaction value of any company acquired by us by merger or acquisition.  We believe that the services of PAF have been valuable to us with respect to inception of our operations and activities, particularly in regard to establishing our initial strategic alliances and recruiting our highly qualified senior management team and introducing us to prospective customers.  The terms and conditions of our agreement with PAF have been independently reviewed and assessed by Dr. Augustine Fou, our independent member of our Board of Directors, who has determined that the PAF agreement is fair and reasonable to our Company and its shareholders.

Director Independence

As of the date of this Report we have five directors, consisting of Olivier de Vergnies, Cesare Boffa, Augustine Fou, Bruno Colle and Roberto Gerbo.  Our Board of Directors has determined that Augustine Fou, Bruno Colle and Roberto Gerbo are independent but that the other directors are not independent since they have employment affiliations with our Company, or with our majority shareholder, Rudana Investment Group AG.  The Company has adopted the standards for Director independence contained in the Nasdaq Marketplaces Rule 4200(a)(15).

The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee.  Both of these committees currently consist of the entire Board of Directors and operate in accordance with Nasdaq Marketplaces Rule 4350(d).  We intend to appoint an audit committee financial expert during the foreseeable future.  We compensate Dr. Fou, Mr. Colle and Mr. Gerbo for their services as members of the Board of Directors at a rate of $24,000 per annum.

Dr. Fou also serves on the Board of Directors of two other public companies in which Rudana is a majority shareholder at the same rate of compensation as our Company.  Dr. Fou has no relationships pertaining to his services which would compromise his independence as defined under Nasdaq Marketplaces Rules, Rule 4200(a)(15) and as determined by the Board of Directors.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On March 24, 2008, our board of directors appointed Paritz & Company, Certified Public Accountants, as independent accountants to audit our financial statements.  The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2008 totaled $19,000.  The aggregate fees billed by Paritz & Company for professional services rendered for the audit of our annual financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2007 were $12,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2008, and which are not disclosed in “Audit Fees” above, were $8,660.  For the fiscal year ended December 31, 2007, Paritz & Company, Certified Public Accountants, did not review or provide any services relating to our quarterly financial statements. For the fiscal year ended December 31, 2007, the aggregate fees billed for assurance and related services by Vellmer & Chang, Chartered Accountants, relating to our quarterly financial statements (and which are not reported under the caption "Audit Fees" above), were $2,750.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2008 was $0.  For the fiscal year ended December 31, 2007, Paritz & Company, Certified Public Accountants, did not review or provide any tax compliance services.  For the fiscal year ended December 31, 2007, the aggregate fees billed for tax compliance by Vellmer & Chang were nil.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2008, were $0.  The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2007, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz & Company, P.A. and by Vellmer & Chang during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits
Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3
Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4
Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5
Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6
Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7
Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Frank Juergens
Name: Frank Juergens
Title: Principal Executive Officer

By:	/s/ Mathias Kaiser
Name: Mathias Kaiser
Title: Principal Financial Officer and Principal Accounting Officer

Dated:   April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name: Olivier de Vergnies
Title: Director
Dated: April 15, 2009

/s/ Augustine Fou
Name: Dr. Augustine Fou
Title: Director
Dated: April 15, 2009

/s/ Cesare Boffa
Name: Cesare Boffa
Title: Director
Dated: April 15, 2009

/s/ Bruno Colle
Name: Bruno Colle
Title: Director
Dated: April 15, 2009

/s/ Roberto Gerbo
Name: Roberto Gerbo
Title: Director
Dated: April 15, 2009

Exhibit Index

Exhibit No.	Description of Exhibits
Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 10.1
Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2
Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3
Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4
Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5
Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6
Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7
Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.