Form 10-Q
period 2009-03-31
Prime Sun Power Inc
filed 2009-05-20
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(866) 523-5551
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
Yes ☒ No ☐

As of May 19, 2009, the Issuer had 40,114,900 shares of its Common Stock outstanding.

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

PART I             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$225	$6,629

Total Current Assets and Total Assets	$225	$6,629

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$786,543	$330,300
Loan from shareholder	298,333	298,333

Total Current Liabilities and Total Liabilities	1,084,876	628,633

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share 100,000,000 shares authorized, 40,114,900 shares issues and outstanding at March 31, 2009 and December 31, 2008	4,011	4,011

Additional paid in capital	273,000	222,418
Deficit accumulated during development stage	(1,361,662)	(848,433)

Total Stockholders' Deficiency	(1,084,651)	(622,004)

Total Liabilities and Stockholders' Deficiency	$225	$6,629

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

			Accumulated from
	For the Three Months Ended		December 18, 2002
	March 31,		(Date of Inception)
	2009	2008	to March 31, 2009

Revenue	-	-	-

EXPENSES (INCOME)

Consulting & Director Fees	18,000		151,490
Professional fees	295,435	60,724	626,877
Personnel Costs	123,476	12,997	320,348
General & Administrative	20,219	2,584	142,667
Interest expense	5,517	-	16,739
Non-cash compensation	50,582	-	103,541

Total Expenses (Income)	513,229	76,305	1,361,662

Net Loss	(513,229)	(76,305)	(1,361,662)

Basic and Diluted Loss Per Share	0.0128	0.0019

Weighted Average Shares Outstanding	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Stockholders' Equity

For the Period from December 18, 2002 (Date of Inception) to March 31, 2009				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
	#	Value ($)	($)	($)	($)
Balance - December 18, 2002
(Date of Inception)
Common stock issued for cash at $0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			50,582		50,582
Net loss for the period				(513,229)	(513,229)
Balance - March 31, 2009	40,114,900	4,011	273,000	(1,361,662)	(1,084,651)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Cash Flow

			Accumulated from
	For the Three Months ended		December 18, 2002
	March 31,		(Date of Inception)
	2009	2008	to March, 31 2009

Operating Activites
Net loss	$(513,229)	$(76,305)	$(1,361,662)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash compensation	50,582	-	103,541
Interest accrued to related party	5,517	-	16,739
Gain in debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assests and liabilities
Accounts payable and accrued liabilities	450,726	34,202	769,804
	-
Net Cash Used in Operating Activities	(6,404)	(42,103)	(456,493)

Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash Used in Investing Activities	-	-	(909)

Financing Activities
Proceeds of Loans from Shareholder	-	(29,138)	298,333
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	173,470

Net Cash Provided by (Used in) Financing Activities	-	(29,138)	457,627

Increase (Decrease) in Cash	(6,404)	(71,241)	225
Cash - Beginning of Period	6,629	71,241	-

Cash - End of Period	$225	$0	$225

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2008.

2.	BUSINESS DESCRIPTION

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

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations.  As shown in the accompanying financial statements, the Company has incurred a net loss of $1,361,662 for the period from inception (December 18, 2002) to March 31, 2009, and has not generated any revenue. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

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

Comprehensive loss

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) “ Reporting Comprehensive Income/(Loss ),” which establishes standards for the reporting and display of comprehensive income or loss and its components and accumulated balances.  Comprehensive loss comprises equity, except those resulting from investments by owners and distributions to owners.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, on January 1, 2009. The Company will assess the impact of this statement upon any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement is effective prospectively, except for certain retrospective disclosure requirements, on January 1, 2009. The adopted SFAS No. 160 did not have a material impact on the Company’s financial statement.

In March 2008 the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FSS No. 133, “ Accounting for Derivative Instruments and Hedging Activities , and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows.  FAS No. 161 is effective January 1, 2009.  The Company is currently evaluating the impact of adopting this statement.

4.	STOCKHOLDERS’ EQUITY

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

On January 7, 2009 the company granted an option to purchase fifty thousand (50,000) shares of the Company’s common stock to the Chief Operating Officer, Mr. Frank Juergens.  These options were granted at an exercise price of $0.40 per share which was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the date of grant.

The Company accounted for this grant under the fair value method of accounting using a Black Scholes valuation model to measure stock option expense at the date of grant.  The fair value of the stock option is amortized to expense over the vesting period of one year.  Using the Black Scholes options pricing model, the options were valued at $0.28 per share for a total of $14,398, of which $2,919 was expensed as of March 31, 2009.

The fair value was estimated based on the following assumptions:

Risk-free rate	1.875%
Expected volatility	75%
Expected life	5 Year
Dividend yield	-

5.	RELATED PARTY TRANSACTIONS

At March 31, 2009, Rudana, the Company’s majority shareholder, had loaned the Company a total of $298,333. The funds were used by the company for general corporate use.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

The Company accrued interest of $16,739 as of March 31, 2009 which is included in accounts payable and accrued liabilities on the accompanying balance sheet. Interest expense to Rudana was $5517 for the three months ended March 31, 2009.

6.	EMPLOYMENT AGREEMENT

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

7.	SUBSEQUENT EVENT

Transfer Agreements

On April 15, 2009, Prime Sun Power Inc. (the “Company”) entered into four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  These agreements included two Transfer Agreements: one for a project located in San Paolo, Italy (referred to herein as “Project San Paolo”) and one for a project located in Foggia/Apricena, Italy (referred to herein as “Project Puglia” and together with Project San Paolo, the “Projects”).  Both of the Projects will be located in the Puglia region of Italy.

Pursuant to the Transfer Agreements for the Projects, the Company will acquire option contracts from another party (referred to herein as the “Transferor”), as acquired from various landlords, and which, subject to the receipt of the necessary government permits, will allow the Company to acquire or lease certain land at specified prices for the purpose of constructing and installing photovoltaic plants.  The Transferor will assist the Company in obtaining certain key licenses.  The Company will pay the Transferor certain transaction fees upon the performance of certain conditions by the Transferor.

The Projects may collectively cover a total installed capacity of up to 83 MW (megawatts).  The acquisition of the licenses and the land lease call option rights are an important step for the Company in its goals to develop and manage photovoltaic plant projects in Italy.  The Company is in discussion with the municipality of San Paolo for the development of further photovoltaic plants.

Advisory Agreements

In addition, the Company has entered into two Advisory Agreements, one for each of Project San Paolo and Project Puglia.  Pursuant to these agreements, a local advisor will assist the Company in the development of each of the Projects.  The Company will pay the advisor certain success fees related to the aggregate building and installing costs of the PV Plants upon the achievement of certain milestones.

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

The Company address is 100 Wall Street, 21st Floor, New York, NY 10005.  The Company’s telephone number is 866-523-5551.

Plan of Operation

As of the date hereof, the Company has not yet commenced its operations.  The Company is in the advanced stage of business development. We have formulated our general business plan of operating as a utility producing electrical power by means of renewable and clean energy sources, such as wind, Photovoltaic (PV) Solar and nuclear power plants.  We intend to develop, install and operate power plants. We anticipate starting our first operational activity in Italy by end of 2009.

Subsequent to the period covered by this Report, the Company obtained substantial elements of the necessary governmental authorizations for the installation of PV Solar power plants in the regions of San Paolo and Foggia, in the province Puglia, Italy.  In addition, the Company has, subsequent to the period covered by this Report, entered into agreements pursuant to which land lease call option rights will be transferred to the Company.  The Company will endeavor to secure the remaining governmental authorizations for these projects in the third quarter of 2009.  We are currently in discussions regarding the financing of these projects, the assignment of an Engineering, Procurement and Construction (EPC) contractor, and the sourcing of solar modules.  In addition, we are presently engaged in discussions with the appropriate government officials in Italy for the necessary authorizations for a further 400 MWp of electrical production capacity.

For our Italian operational activities we intend to establish an Italian subsidiary.  We may allocate some portion of the capital of this subsidiary to strategic investors to assist the Company’s growth and development.

Revenues

During the quarter ended March 31, 2009, the Company had no revenues from operations.

Results of Operations

We have not yet commenced operations.  As of March 31, 2009, our Company had no operations, no revenues and substantially no assets.  The Company has incurred a significant increase in expenses during this reporting period from the last comparative period.  The increased expenses are related to the legal and due diligence fees regarding the four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  During the last comparative period the Company had minimal personnel requirements which have since been expanded to include a Chief Technology Officer and a Chief Operating Officer.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $1,361,662, including total expenses of $513,229 during the three months ended March 31, 2009.

Our consolidated cash balance at March 31, 2009 was $225.  As of March 31, 2009, our total current assets were $225 and our total liabilities were $1,084,876.

During the three months ended March 31, 2009 and through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company.  Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

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

On May 10, 2008, we entered into an agreement with Synergy Investments & Finance Holding Limited (“Synergy”) formerly known as Arimathea Limited, to assist us to raise capital.  In consideration for assisting us in the raising of equity and debt capital, we have entered into a warrant agreement with Synergy which, as amended, will have an exercise term of three years and will become exercisable for the purchase of a number of our shares of common stock equal to (i) 5% of the amount of capital raised by the Company made by Synergy, divided by (ii) the original exercise price of $1.62 per share. All other terms and conditions of the First Warrant and Second Warrant as amalgamated into the Amended Warrant shall remain the same. The Synergy Warrant does not contain any call provisions and there is no obligation on the part of Synergy to exercise its warrant at any time. As a result of the contingent nature of the vesting of the Synergy Warrant, no expense has been recognized.  We cannot guarantee that Synergy will be successful in assisting us to raise capital for our operations.  As of the date of this Report, no financing warrants under the Amended Warrant have been issued to Synergy and no firm commitments have been made by Synergy with respect to financing.

We will need to raise additional capital to implement our new business plan and continue operations.  We are discussing with alternative sources of financing, through private placement of securities and loans from our shareholders.

Plant and Equipment

We expect to start investing in the installation of solar parks in Italy at the end of 2009. There will be significant investments required to start these development projects in Italy. These investments will be financed through additional capital as well as financing loans.

Employees

Effective as of January 7, 2009, Frank Juergens was appointed as the Company’s Chief Operating Officer and Interim Chief Executive Officer. On the same date, Mathias Kaiser was appointed as the Company’s Chief Financial Officer. Gerald Sullivan resigned as the Company’s Chief Financial Officer and Interim Chief Executive Officer effective as of January 7, 2009.

As of the date of this Report, the Company had five employees: Frank Juergens, our Chief Operating Officer and Interim Chief Executive Officer, Mathias Kaiser, our Chief Financial Officer, Barbara Salz, our Corporate Secretary, Cesare Boffa, our Chief Technology Officer and Liz Thurrott, our Administrator. We expect to hire a core project management team of three to four experienced professionals who will supervise the photovoltaic park installation and development towards the end of the year.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2009. Research and development efforts are expected to be overseen by our Chief Technology Officer, Cesare Boffa.

Subsequent Events

On April 15, 2009, Prime Sun Power Inc. (the “Company”) entered into four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  These agreements included two Transfer Agreements: one for a project located in San Paolo, Italy (referred to herein as “Project San Paolo”) and one for a project located in Foggia/Apricena, Italy (referred to herein as “Project Puglia” and together with Project San Paolo, the “Projects”).  Both of the Projects will be located in the Puglia region of Italy.

Pursuant to the Transfer Agreements for the Projects, the Company will acquire option contracts from another party (referred to herein as the “Transferor”), as acquired from various landlords, and which, subject to the receipt of the necessary government permits, will allow the Company to acquire or lease certain land at specified prices for the purpose of constructing and installing photovoltaic plants.  The Transferor will assist the Company in obtaining certain key licenses.  The Company will pay the Transferor certain transaction fees upon the performance of certain conditions by the Transferor.

The Projects may collectively cover a total installed capacity of up to 83 MW (megawatts).  The acquisition of the licenses and the land lease call option rights are an important step for the Company in its goals to develop and manage photovoltaic plant projects in Italy.  The Company is in discussion with the municipality of San Paolo for the development of further photovoltaic plants.

In addition, the Company has entered into two Advisory Agreements, one for each of Project San Paolo and Project Puglia.  Pursuant to these agreements, a local advisor will assist the Company in the development of each of the Projects.  The Company will pay the advisor certain success fees related to the aggregate building and installing costs of the PV Plants upon the achievement of certain milestones.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009.

10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009.

10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009.

10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Frank Juergens
	Name:	Frank Juergens
	Title:	Interim Chief Executive Officer

By:	/s/ Mathias Kaiser
	Name:	Mathias Kaiser
	Title:	Principal Financial Officer and
Principal Accounting Officer

Dated:	May 20, 2009