Form 10-Q
period 2009-06-30
Prime Sun Power Inc
filed 2009-08-21
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   333-103647

Prime Sun Power Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0393197
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

100 Wall Street, 21 st Floor
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
Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No

As of August 7, 2009, the Issuer had 40,114,900 shares of its Common Stock outstanding.

TABLE OF CONTENTS

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

PART I               FINANCIAL INFORMATION

Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$108	$6,629

Total Current Assets and Total Assets	$108	$6,629

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$990,571	$330,300
Loan from shareholder	512,734	298,333

Total Current Liabilities and Total Liabilities	1,503,305	628,633

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share 100,000,000 shares authorized, 40,114,900 shares issues and outstanding at March 31, 2009 and December 31, 2008	4,011	4,011

Additional paid in capital	324,783	222,418
Deficit accumulated during development stage	(1,831,991)	(848,433)

Total Stockholders' Deficiency	(1,503,197)	(622,004)

Total Liabilities and Stockholders' Deficiency	$108	$6,629

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

					Accumulated from
	For the Three Months Ended		For the Six Months Ended		December 18, 2002
	June 30		June 30		(Date of Inception)
	2009	2008	2009	2008	to June 30, 2009

Revenue	-	-			-

EXPENSES (INCOME)

Consulting & Director Fees	57,939	4,000	75,939	4,000	209,429
Professional fees	199,433	57,155	494,869	117,879	826,311
Personnel Costs	125,490	50,838	248,965	63,835	445,837
General & Administrative	26,803	12,012	47,022	14,596	168,444
Interest expense	8,881	1,558	14,398	1,558	26,646
Non-cash compensation	51,783	-	102,365		155,324

Total Expenses (Income)	470,329	125,563	983,558	201,868	1,831,991

Net Loss	(470,329)	(125,563)	(983,558)	(201,868)	(1,831,991)

Basic and Diluted Loss Per Share	(0.0188)	0.0019	(0.0316)	0.0100

Weighted Average Shares Outstanding	40,114,900	40,114,900	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 18, 2002 (Date of Inception) to March 31, 2009
				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance – December 18, 2002	#	Value ($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			50,582		50,582
Net loss for the period				(513,229)	(513,229)
Balance - March 31, 2009	40,114,900	4,011	273,000	(1,361,662)	(1,084,651)
Non-cash compensation			51,783		51,783
Net loss for the period				(470,329)	(470,329)
Balance - June 30, 2009	40,114,900	4,011	324,783	(1,831,991)	(1,503,197)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Cash Flow

			Accumulated from
	For the Six Months ended		December 18, 2002
	June 30		(Date of Inception)
	2009	2008	to June 30, 2009

Operating Activites
Net loss	$(983,558)	$(201,868)	$(1,831,991)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash compensation	102,365	-	155,324
Interest accrued to related party	14,398	-	25,620
Gain in debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assests and liabilities
Accounts payable and accrued liabilities	645,874	14,260	964,951
	-
Net Cash Used in Operating Activities	(220,921)	(187,608)	(671,011)

Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash Used in Investing Activities	-	-	(909)

Financing Activities
Proceeds of Loans from Shareholder	214,400	145,051	512,734
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	173,470

Net Cash Provided by (Used in) Financing Activities	214,400	145,051	672,028

Increase (Decrease) in Cash	(6,521)	(42,557)	108
Cash - Beginning of Period	6,629	71,241	-

Cash - End of Period	$108	$28,684	$108

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations.  As shown in the accompanying financial statements, the Company has incurred a net loss of $1,831,991 for the period from inception (December 18, 2002) to June 30, 2009, has a working capital deficiency of $1,503,197 and has not generated any revenue. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective as of June 19, 2009, the option previously granted to Mr. Frank Juergens on January 7, 2009 for the purchase of 50,000 shares of the Company’s common stock terminated effective upon the resignation of Mr. Juergens.  See Note 6.

5.	RELATED PARTY TRANSACTIONS

At June 30, 2009, Rudana, the Company’s majority shareholder, had loaned the Company a total of $512,734. The funds were used by the company for general corporate use.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

The Company accrued interest of $25,620 as of June 30, 2009 which is included in accounts payable and accrued liabilities on the accompanying balance sheet. Interest expense to Rudana was $14,398 and $8,881 for the six and three months ended June 30, 2009.

6.	OFFICER TRANSITIONS

Effective as of June 19, 2009, Mr. Frank Juergens resigned as the Chief Operating Officer and Interim Chief Executive Officer of the Company. The Company and Mr. Juergens entered into a Separation Agreement regarding the cessation of his services to the Company as Chief Operating Officer and Interim Chief Executive Officer.  Pursuant to the terms of the Separation Agreement, both Mr. Juergens and the Company have mutually released each other, subject to a final payment which the Company will make to Mr. Juergens in the amount of 87,633 Swiss Francs.

Effective as of June 19, 2009, Mr. Mathias Kaiser has resigned as the Chief Financial Officer of the Company.

Effective as of June 19, 2009, Mr. Olivier de Vergnies, a director of the Company, has assumed the positions of Acting Chief Executive Officer and Acting Chief Financial Officer of the Company.

7.	SUBSEQUENT EVENTS

Effective as of August 4, 2009, Dr. Augustine Fou has resigned as a member of the Board of Directors of Prime Sun Power Inc. (the “Company”).  Dr. Fou has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” The Company’s common stock is traded on the over-the-counter bulletin board.

The Company address is 100 Wall Street, 21 st Floor, New York, NY 10005.  The Company’s telephone number is 866-523-5551.

Plan of Operation

As of the date hereof, the Company has not yet commenced its operations.  The Company is in the advanced stage of business plan development. We have formulated our general business plan of operating as a utility producing electrical power by means of renewable and clean energy sources, such as wind and Photovoltaic (PV) Solar.  We intend to develop, install and operate power plants in Europe. We anticipate starting our first operational activity in Italy by end of 2009.

On April 15, 2009, the Company entered into four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  These agreements included two Transfer Agreements: one for a project located in San Paolo, Italy (referred to herein as “Project San Paolo”) and one for a project located in Foggia/Apricena, Italy (referred to herein as “Project Puglia” and together with Project San Paolo, the “Projects”).  Both of the Projects are located in the Puglia region of Italy.

Pursuant to the Transfer Agreements for the Projects, the Company expects to acquire option contracts from another party (referred to herein as the “Transferor”), as acquired from various landlords. Subject to the receipt of required government permits, the Company expects to acquire or lease certain land at specified prices for the purpose of constructing and installing photovoltaic plants.  The Transferor is expected to assist the Company to apply for certain key licenses.  The Company will pay the Transferor certain transaction fees upon the performance of certain conditions by the Transferor.

The Projects are expected to collectively cover a total installed capacity of up to 83 MW (megawatts).  The acquisition of the licenses and the land lease call option rights are expected to be an important step for the Company in its goals to develop and manage photovoltaic plant projects in Italy.  The Company is in discussion with the municipality of San Paolo for the development of further photovoltaic plants.

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

As of the date of this Report, we have not commenced any commercial activities or revenue generating operations. We have not yet made the payments required under the agreements related to the Project San Paolo and the Project Puglia. The payment has not been made yet because of operational uncertainties regarding the solar panel technology authorized to be installed for the Projects.  Upon consent of the Transferee, the closing of the Agreements for the Projects has been postponed pending resolution of the authorized technology issue.

The continuing development of our plans are subject to many uncertainties that present material risks to investors. Shareholders of the Company and prospective investors are directed to the Risk Factors discussed in our most recent Annual Report on Form 10-K as filed with the U.S. Securities & Exchange Commission which is publicly available at www.sec.gov.

Revenues

During the quarter ended June 30, 2009, the Company had no revenues from operations.

Results of Operations

We have not yet commenced operations.  As of June 30, 2009, our Company had no operations, no revenues and substantially no assets.  The Company has incurred a significant increase in expenses during this reporting period from the last comparative period.  Expenses for the three months ended June 30, 2009 were $470,329, as compared to $125,563 for the three months ended June 30, 2008. Expenses for the six months ended June 30, 2009 were $983,558, as compared to $201,868 for the six months ended June 30, 2008. The increased expenses are related to the legal and due diligence fees regarding the four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  During the last comparative period the Company had minimal personnel requirements.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $1,831,991, including total expenses of $983,558 during the six months ended June 30, 2009.

Our consolidated cash balance at June 30, 2009 was $108.  As of June 30, 2009, our total current assets were $108 and our total liabilities were $1,503,305.

During the six months ended June 30, 2009 and through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company.  Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

To date, the Company has received loans in aggregate of $512,734 from Rudana (the “Shareholder Loans”). The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company executed notes setting forth the terms thereof.

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

We will need to raise additional capital to implement our new business plan and continue operations.  We are discussing our capital requirements with alternative sources of financing, and assessing private placements of securities and loans from our shareholders.

Plant and Equipment

We expect to start investing in the installation of solar parks in Italy at the end of 2009. There will be significant investments required to start these development projects in Italy. These investments are expected to be financed through additional equity capital as well as financing loans.

Employees

Effective as of June 19, 2009, Mr. Frank Juergens resigned as the Chief Operating Officer and Interim Chief Executive Officer of the Company. The Company and Mr. Juergens entered into a Separation Agreement regarding the cessation of his services to the Company as Chief Operating Officer and Interim Chief Executive Officer.  Pursuant to the terms of the Separation Agreement, both Mr. Juergens and the Company have mutually released each other, subject to a final payment which the Company will make to Mr. Juergens in the amount of 87,633 Swiss Francs.

Effective as of June 19, 2009, Mr. Mathias Kaiser has resigned as the Chief Financial Officer of the Company.

As of the date of this Report, the Company has four employees: Olivier de Vergnies serving as our Acting Chief Executive Officer and Acting Chief Financial Officer, Cesare Boffa serving Chief Technology Officer, our Corporate Secretary and our Administrator. We expect to hire a core project management team of three to four experienced professionals who will supervise the photovoltaic park installation and development towards the end of the year.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2009. Research and development efforts are expected to be overseen by our Chief Technology Officer, Cesare Boffa.

Subsequent Events

Resignation of Dr. Augustine Fou as Director

Effective as of August 4, 2009, Dr. Augustine Fou has resigned as a member of the Board of Directors of the Company. Dr. Fou has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Acting Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Olivier de Vergnies
	Name:	Olivier de Vergnies
	Title:	Acting Chief Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer

Dated:	August 20, 2009