Form 10-Q
period 2009-09-30
Prime Sun Power Inc
filed 2009-11-23
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒ No ☐

As of November 20, 2009, the Issuer had 40,114,900 shares of its Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Prime Sun Power Inc. (formerly known as ATM Financial Corp.).

PART I          FINANCIAL INFORMATION

Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$6	$6,629

Other Assets
Land Transfer Fees	283,080

Total Current Assets and Total Assets	$283,086	$6,629

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$803,170	$319,078
Accrued Management Services - related party	312,500
Accrued Interest - related party	41,204	11,222
Loan from shareholder	836,732	298,333

Total Current Liabilities and Total Liabilities	1,993,606	628,633

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding at	4,011	4,011
September 30, 2009 and December 31, 2008

Additional paid in capital	372,897	222,418
Deficit accumulated during development stage	(2,087,428)	(848,433)

Total Stockholders' Deficiency	(1,710,520)	(622,004)

Total Liabilities and Stockholders' Deficiency	$283,086	$6,629

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

					Accumulated from
	For the Three Months Ended		For the Nine Months Ended		December 18, 2002
	September 30		September 30		(Date of Inception)
	2009	2008	2009	2008	to September 30, 2009

Revenue	—	—			—

EXPENSES (INCOME)

Consulting & Director Fees	14,000	11,750	89,939	15,750	223,429
Professional fees	22,859	20,168	309,395	138,047	640,837
Management Services - related party	104,167		312,500		312,500
Personnel Costs	46,859	52,216	295,824	116,051	492,696
General & Administrative	3,854	31,278	50,876	45,874	186,474
Interest expense	15,584	4,098	29,982	5,656	42,230
Gain on debt settlement					(14,176)
Non-cash compensation	48,114	—	150,479		203,438

Total Expenses (Income)	255,437	119,510	1,238,995	321,378	2,087,428

Net Loss	(255,437)	(119,510)	(1,238,995)	(321,378)	(2,087,428)

Basic and Diluted Loss Per Share	0.0064	0.0030	0.0309	0.0080

Weighted Average Shares Outstanding	40,114,900	40,114,900	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 18, 2002 (Date of Inception) to September 30, 2009				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			50,582		50,582
Net loss for the period				(513,229)	(513,229)
Balance - March 31, 2009	40,114,900	4,011	273,000	(1,361,662)	(1,084,651)
Non-cash compensation			51,783		51,783
Net loss for the period				(470,329)	(470,329)
Balance - June 30, 2009	40,114,900	4,011	324,783	(1,831,991)	(1,503,197)
Non-cash compensation			48,114		48,114
Net loss for the period				(255,437)	(255,437)
Balance - September 30, 2009	40,114,900	4,011	372,897	(2,087,428)	(1,710,520)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Cash Flow

			Accumulated from
			December 18, 2002
	For the Nine Months ended September 30		(Date of Inception)
	2009	2008	to September 30, 2009

Operating Activites
Net loss	$(1,238,995)	$(321,378)	$(2,087,428)
Adjustments to reconcile net loss to net cash
used in operations:
Non-cash compensation	150,479	4,237	203,438
Interest accrued to related party	29,982	—	41,204
Gain in debt settlement	—	—	14,176
Change in operating assests and liabilities
Accounts payable and accrued liabilities	484,092	22,806	803,170
Accrued Management Services - related party	312,500		312,500
Net Cash Used in Operating Activities	(261,942)	(294,335)	(712,940)

Investing Activities
Land Transfer Fees	(283,080)	—	(283,080)

Net Cash Used in Investing Activities	(283,080)	—	(283,080)

Financing Activities
Proceeds of Loans from Shareholder	538,399	245,758	836,732
Gain in debt settlement	—	—	(14,176)
Common stock issued	—	—	173,470

Net Cash Provided by (Used in) Financing Activities	538,399	245,758	996,026

Increase (Decrease) in Cash	(6,623)	(48,577)	6
Cash - Beginning of Period	6,629	71,241	—

Cash - End of Period	$6	$22,664	$6

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.             BUSINESS DESCRIPTION

Organization and Business Description

Prime Sun Power Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 and is a development stage company. On January 10, 2008, a change of control of the Company occurred and Rudana Investment Group AG, (“Rudana”) a corporation formed under the laws of Switzerland, became the new majority shareholder of the Company (“Rudana”), controlling approximately 70% of the issued and outstanding shares of the Company’s common stock.  On April 1, 2008, we changed our name from ATM Financial Corp. to Prime Sun Power Inc.  The Company plans to pursue a business model producing solar generated electrical power and other alternative renewable energies.

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations.  As shown in the accompanying financial statements, the Company has incurred a net loss of $2,087,428 for the period from inception (December 18, 2002) to September 30, 2009, has a working capital deficiency of $1,993,600 and has not generated any revenue. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income taxes

The Company accounts for income taxes in accordance with authoritative guidance issued by the Financial Accounting Standards Board which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Stock based compensation

The Company accounts for stock based compensation in accordance with the guidance issued by the Financial Accounting Standards Board, which requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the guidance requires additional accounting relating to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements.

Recent Accounting Pronouncements –

In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009.  We applied this guidance to the conversion feature in our Series M Convertible Preferred Stock (“Series M Preferred”).

In November 2008, the FASB issued guidance related to accounting considerations for equity method investments under ASC 323-10-35, Investments – Equity Method and Joint Ventures. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance should be recognized in earnings. Previous to this, changes in equity for both issuances and repurchases were recognized in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 323-10-35 beginning January 1, 2009.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

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

5.             RELATED PARTY TRANSACTIONS

Transactions Involving Rudana Investment Group AG

At September 30, 2009, Rudana, the Company’s majority shareholder, had loaned the Company a total of $836,732. The funds were used by the Company for general corporate use.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

The Company accrued interest of $41,204 as of September 30, 2009 which is included in accounts payable and accrued liabilities on the accompanying balance sheet. Interest expense to Rudana was $29,982 and $15,584 for the nine and three months ended September 30, 2009.

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

6.             OFFICER TRANSITIONS

Effective as of August 4, 2009, Dr. Augustine Fou has resigned as a member of the Board of Directors of the Company.  Dr. Fou did not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

7.             SUBSEQUENT EVENTS

Effective as of November 9, 2009, each of Mr. Bruno Colle and Mr. Roberto Gerbo resigned as a member of the Company’s Board of Directors.  Effective as of such date, each of these individuals have joined by Compnay’s Advisory Committee.  Members of the Company’s Advisory Committee will assist the Company’s officers and directors on an as-needed basis.

Effective as of November 9, 2009, Dr. Cesare Boffa has resigned as a member of the Company’s Board of Directors.  Effective as of such date, Dr. Boffas has joined the Company’s Advisory Committee.  Dr. Boffa has also resigned as the Company’s Chief Technology Officer.  He will continue to serve the Company as a consultant.

Effective as of November 9, 2009, Ms. Barbara Salz resigned as the Company’s Corporate Secretary.

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

The Company address is 100 Wall Street, 21st Floor, New York, NY 10005.  The Company’s telephone number is 866-523-5551.

Plan of Operation

As of the date hereof, the Company has not yet commenced its operations.  The Company is in the advanced stage of business plan development. We have formulated our general business plan of operating as a utility producing electrical power by means of renewable and clean energy sources, such as wind and Photovoltaic (PV) Solar.  We intend to develop, install and operate power plants in Europe. We anticipate starting our first operational activity in Italy during 2010.

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

The Company will endeavor to secure the remaining governmental authorizations for these projects in the fourth quarter of 2009.  We are currently in discussions regarding the financing of these projects, the assignment of an Engineering, Procurement and Construction (EPC) contractor, and the sourcing of solar modules.

For our Italian operational activities we intend to establish an Italian subsidiary.  We may allocate some portion of the capital of this subsidiary to strategic investors to assist the Company’s growth and development.

As of the date of this Report, we have not commenced any commercial activities or revenue generating operations. As of the date of this Report, payments are required under the Transfer Agreements related to Project San Paolo and Project Puglia.  The payments due include fees of 200,000 Euros (approximately $300,000) for the commencement of the Transfer Agreement for Project San Paolo and 250,000 Euros (approximately $375,000) for the commencement of the Transfer Agreement for Project Puglia.  To date, we have only paid 100,000 Euros towards each of the two payments required under the Transfer Agreements related to Project San Paolo and Project Puglia. The Company made these two payments of 100,000 Euros each on July 1, 2009.  We are currently negotiating extensions to the dates of performance of payment pursuant to such agreements and a waiver of interim non-performance in order to proceed with these projects.  The Company does not currently have sufficient cash or financing available to perform the agreements.  If we are not able to arrange a waiver and extension of the payments due under the agreements and raise sufficient funds to cover the payments, the Company will not be able to proceed with these projects.

The continuing development of our plans are subject to many uncertainties that present material risks to investors. Shareholders of the Company and prospective investors are directed to the Risk Factors discussed in our most recent Annual Report on Form 10-K as filed with the U.S. Securities & Exchange Commission which is publicly available at www.sec.gov ..

Revenues

During the three and nine month periods ended September 30, 2009 and September 30, 2008, the Company had no revenues from operations.

Results of Operations

We have not yet commenced operations.  As of September 30, 2009, our Company had no operations, no revenues and substantially no assets.  The Company has incurred a significant increase in expenses during this reporting period from the last comparative period.  Expenses for the three months ended September 30, 2009 were $255,437, as compared to $119,510 for the three months ended September 30, 2008.  Expenses for the nine months ended September 30, 2009 were $1,238,995, as compared to $321,378 for the nine months ended September 30, 2008.  The increased expenses are related to the legal and due diligence fees regarding the four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  During the last comparative period the Company had minimal personnel requirements.

The Company’s professional fees for the three month period ended September 30, 2009 were $127,026, as opposed to $20,168 for the three month period ended September 30, 2008.  Personnel costs were $46,859 for the period ended September 30, 2009, as opposed to $52,216 for the three month period ended September 30, 2008.  General and administrative expenses decreased to $3,854 for the three month period ended September 30, 2009 from $31,278 for the three month period ended September 30, 2008.

The Company’s professional fees for the nine month period ended September 30, 2009 were $309,395, as opposed to $138,047 for the nine month period ended September 30, 2008.  Personnel costs were $295,824 for the period ended September 30, 2009, as opposed to $116,051 for the nine month period ended September 30, 2008.  General and administrative expenses increased to $50,876 for the nine month period ended September 30, 2009 from $45,874 for the nine month period ended September 30, 2008.  The Company’s consulting & director fees for the nine month period ended September 30, 2009 were $89,939, as opposed to $15,750 for the nine month period ended September 30, 2008.

From the inception of the Company through September 30, 2009, the Company has accumulated total expenses and total losses of $2,087,428. From the inception of the Company through September 30, 2009, the Company’s expenses have included $223,429 on consulting and director fees, $640,837 on professional fees, $312,500 on management services, $492,696 on personnel costs, and $186,474 on general and administrative fees.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $2,087,428, including total expenses of $255,437 during the three months ended September 30, 2009 and $1,238,995 during the nine months ended September 30, 2009.

Our consolidated cash balance at September 30, 2009 was $6.  As of September 30, 2009, our total assets were $283,086 and our total liabilities were $1,993,606.  Cash declined from $6,629 as of December 31, 2008, total assets increased from $6,629 as of December 31, 2008 and total liabilities increased from $628,633 as of December 31, 2008.

During the three months ended September 30, 2009 and through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company.  Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

To date, the Company has received loans in aggregate of $836,732 from Rudana (the “Shareholder Loans”). The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company executed notes setting forth the terms thereof.

As of the date of this Report, we have not commenced any commercial activities or revenue generating operations. As of the date of this Report, payments are required under the Transfer Agreements related to Project San Paolo and Project Puglia.  The payments due include fees of 200,000 Euros (approximately $300,000) for the commencement of the Transfer Agreement for Project San Paolo and 250,000 Euros (approximately $375,000) for the commencement of the Transfer Agreement for Project Puglia.  To date, we have only paid 100,000 Euros towards each of the two payments required under the Transfer Agreements related to Project San Paolo and Project Puglia. The Company made these two payments of 100,000 Euros each on July 1, 2009.  We are currently negotiating extensions to the dates of performance of payment pursuant to such agreements and a waiver of interim non-performance in order to proceed with these projects.  The Company does not currently have sufficient cash or financing available to perform the agreements.  If we are not able to arrange a waiver and extension of the payments due under the agreements and raise sufficient funds to cover the payments, the Company will not be able to proceed with these projects.  Once these projects commence, the Company will be required to pay substantial, and currently undetermined, amounts to complete construction.

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

Plant and Equipment

We expect to start investing in the installation of solar parks in Italy during 2010. There will be significant investments required to start these development projects in Italy. These investments are expected to be financed through additional equity capital as well as financing loans.

Employees

As of the end of the period covered by this Report, the Company had four employees: Olivier de Vergnies, who served as our Acting Chief Executive Officer and Acting Chief Financial Officer, Cesare Boffa who served as our Chief Technology Officer, our Corporate Secretary and our Administrator. We expect to hire a manager who will supervise the photovoltaic park installation and development in 2010.  Subsequent to the end of the period covered by this Report, Dr. Boffa resigned as the Company’s Chief Technology Officer, and agreed to serve as a consultant to the Company.  In addition, Barbara Salz resigned as corporate secretary.

Effective as of August 4, 2009, Dr. Augustine Fou resigned as a member of the Board of Directors of the Company. Dr. Fou has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2009. Research and development efforts are expected to be overseen by our former Chief Technology Officer, Cesare Boffa, who now serves the Company as a consultant.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 5:          OTHER INFORMATION

Resignation of Directors and Appointment to Advisory Committee

Effective as of November 9, 2009, each of Cesare Boffa, Bruno Colle and Roberto Gerbo has resigned as a member of the Board of Directors of Prime Sun Power Inc. (the “Company”).  None of these directors has expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Effective as of the same date, each of these three individuals were appointed to the Company’s Advisory Committee.  The three members of the Company’s Advisory Committee will advise the Company’s officers and directors on technology and management matters.  The compensation of Mr. Colle and Mr. Gerbo has not been set as of the date of this Report.  The compensation of Professor Boffa is included in the compensation for services rendered as a consultant to the Company as discussed below.

Resignation of Chief Technology Officer and Appointment as Consultant

Dr. Boffa resigned as the Company’s Chief Technology Officer, effective as of November 9, 2009.  He will continue to serve the Company on the Advisory Committee and as a consultant to the Company.

Resignation of Corporate Secretary

Effective as of November 9, 2009, Ms. Barbara Salz resigned as the Company’s Corporate Secretary.

ITEM 6.          EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Olivier de Vergnies
	Name:	Olivier de Vergnies
	Title:	Acting Chief Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer

Dated:    November 23, 2009