Form 10-K/A
period 2008-12-31
Prime Sun Power Inc
filed 2010-04-09
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note: This amendment to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal year ended December 31, 2008 except as otherwise indicated.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Corporate Information

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp.  On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter of the year ended December 31, 2008, we began considering a new business model involving solar power and other renewable energies.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” The Company’s common stock is traded on the National Association of Securities Dealers Inc.’s over-the-counter bulletin board.

The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is 866-523-5551.

Customers

The Company is a development stage business planning to provide solar power and other renewable energies.  We anticipate that we will primarily do business in Europe, and that our Company will operate solar photovoltaic power plants for which power is produced for sale to local or regional electrical grids.  We intend to enter into strategic alliances with others engaged in the manufacture and/or assembly of solar modules.  During the period covered by this Report the Company did not have any customers.

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

We maintain an Internet website at www.primesunpower.com . In addition to news and other information about our company, we make available on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission and copies of our Prime Sun Power Code of Ethics. The information available on our website is provided for convenience only and is not incorporated into this Report.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

PRIME SUN POWER INC.
100 Wall Street, 21 st Floor
New York, NY 10005
Telephone: 866-523-5551
Attention: Olivier de Vergnies
Title: Acting Chief Executive Officer

ITEM 1A. RISK FACTORS

An investment in our Company involves a risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or those we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

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

Our officers and directors will have other professional responsibilities which may conflict with the performance of their duties.

Mr. Gerald Sullivan, who served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009, had additional professional responsibilities which occupied approximately 65% of his time during his service to the Company.

Subsequent to the period covered by this Report, Olivier de Vergnies was appointed our sole officer and director.  Mr. de Vergnies has additional professional responsibilities which could divert management time.  Mr. de Vergnies serves in outside capacities and on other boards from time to time, as well.  It is the Company’s current plan to raise adequate financing to commence operations, and then have the Acting Chief Executive Officer, Mr. Olivier de Vergnies, spend approximately 50% of his time on Company activities.  The Company intends to retain a full-time Chief Operating Officer to run the daily operations of the Company.

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

Our customers or distributors will be responsible for obtaining local regulatory approval from the governments in the countries in which they operate. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute in those regions. Local and in some cases central governmental approval for the installation and the connection of PV power plants is a fundamental pre-condition for us to commence generating revenues.  Any delay or failure of such approval may (i) result in a substantial delay for generating revenues or (ii) block us entirely from generating revenues.

Risks Related to our Industry

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

The price and availability of land on which to construct solar parks will impact our ability to commence operations.

In order to commence operations of a solar park, the Company will need to acquire or lease suitable land.  The Company may have to pay significant premiums in order to persuade land owners or landlords to permit the Company to utilize suitable land for purposes of solar energy production.  There is inherent uncertainty whether sufficient suitable land will be available to the Company at reasonable prices to acquire or lease.  If the Company cannot acquire or lease land which is suitable for solar energy production, the Company’s business model could be significantly impaired.

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

The Company is not required to file Current and Periodic Reports with the U.S. Securities and Exchange Commission and the Company’s status as a voluntary filer may have consequences for investors’ ability to access relevant and timely information about the Company.

The Company is a “voluntary filer” with the U.S. Securities and Exchange Commission.  This means that the Company is not required to file Current and Periodic Reports with the U.S. Securities and Exchange Commission.  The Company is not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002.  Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company’s securities do not need to report on acquisitions or depositions of the Company’s securities or their plans regarding their influence and control over the Company.  Therefore the Company’s status a voluntary filer reduces investors’ rights to access significant information regarding the Company and its controlling shareholders.

The Company’s status as a voluntary filer could lead to its removal from the over the counter bulletin board.

The Company’s voluntary filer status may lead to its removal from the over the counter bulletin board, as Rule 6530 of the Financial Industry Regulatory Authority provides that issuers must be required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 in order to remain listed.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Pursuant to permissive authority, we have omitted Unresolved Staff Comments.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “PSPW”. Prior to April 15, 2008 our common stock traded on the over-the-counter bulletin board under the symbol “AFIC”. The following table sets forth for the periods indicated the high and low bid information for the Company’s common stock in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.  The following prices reflect the effects of the Company’s 6 for 1 stock dividend declared on January 22, 2008 and paid to the shareholders of record of the Company as of February 4, 2008.

	Common Stock
	High	Low
Quarter Ended December 31, 2008	2.55	.30
Quarter Ended September 30, 2008	5.00	1.1
Quarter Ended June 30, 2008	3.03	1.26
Quarter Ended March 31, 2008	9.00	.52
Quarter Ended December 31, 2007	1.01	.48
Quarter Ended September 30, 2007	.80	.70
Quarter Ended June 30, 2007	.90	.75
Quarter Ended March 31, 2007	2.00	1.02

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

Warrant issued to Synergy Investments & Finance Holding Limited

On May 10, 2008, the Company issued a warrant to Synergy Investments & Finance Holding Limited (referred to herein as “Synergy”) in consideration for international corporate development services rendered on behalf of the Company. On May 22, 2008, the Company amended the First Warrant and issued a second warrant to Synergy (the “Second Warrant” and together with the First Warrant, the “Warrants”). The Company intends to amalgamate and amend the Warrants. The Warrants will have an exercise term of 3 years and will become exercisable only for the purchase of a number of shares equal to (i) 5% of the amount of capital raised by the Company from introductions made by Synergy, divided by (ii) the original exercise price of $1.62 per share. All other terms and conditions of the Warrants shall remain the same.  As a result of the contingent nature of the vesting of the Synergy warrant, no expense has been recognized.  We cannot guarantee that Synergy will be successful in assisting us to raise capital for our operations.  As of the date of this Report, Synergy has not raised any capital for the Company and as such no rights to purchase any shares under the terms of the Synergy Warrant have yet been granted.  Synergy has not made any firm commitment to provide financing to the Company.  The Company’s agreement with Synergy is nominally for a period of three years, however, the agreement may be terminated prior to that period so long as the Company compensates Synergy for any introductions of capital which Synergy has made.

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

The transaction described above was made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  Synergy is not a U.S. person (as such term is defined in Rule 902(k) of Regulation S) and this transaction was entered into outside of the United States.

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

Plan of Operation

The Company is a development stage business planning to develop and sell solar photovoltaic power and other renewable energies.  Although our Company has a new business purpose, we have not commenced any revenue generating operations under the new business model. We anticipate that we will primarily do business in Europe, and that our Company will operate photovoltaic energy production parks in which solar electrical power is produced for sale to the local electrical grid.  We intend to enter into strategic alliances with other companies and organizations engaged in the manufacture and/or assembly of solar modules.

The Company presently faces a number of challenges, including raising capital, indentifying commercially viable photovoltaic power plant locations, obtaining rights and licenses for development, interacting with local governments, indentifying and entering into agreements with appropriate subcontractors for the development and operation of solar parks, and hiring and retaining qualified staff.

Revenues

During the fiscal year ended December 31, 2008, the Company had no revenues from operations.

Expenses

The operational net loss in 2008 of approximately $697,924 compared to the 2007 net losses of approximately $56,129 primarily reflects the significant expenditures required for commencement of the Company’s new business.  This loss represented a net loss per share of $.02 in 2008, as opposed to approximately nil in 2007.  The Net Cash Used in Operating Activities, which totaled approximately $363,000 for the year ended December 31, 2008, as opposed to approximately $33,000 for the year ended December 31, 2007 is also indicative of the commencement of the Company’s new business operations.  Since inception of the Company, we have incurred aggregate total expenses of $848,433, including total expenses of $697,924 during the twelve months ended December 31, 2008.  The Company’s liabilities are expected to grow considerably during the foreseeable future as the Company continues the development of its new business model compared to prior periods in which the Company had no operations.

Our total expenses for the year ended December 31, 2008 of $697,924 consisted primarily of general and administrative expenses of $57,858, professional fees of $272,350, consulting fees & director fees of $106,664 and personnel costs of $196,872. The professional fees included $25,342 for accounting, $237,030 for legal fees consisting primarily of fees to negotiate land grants, assure legal and regulatory compliance and obtain international corporate legal advice. The consulting fees included $53,575 for a business plan and $19,340 for an engineering study and director fees and expenses of $17,750. The personnel costs include $65,000 for the CFO & $65,000 for the CTO. Interest accrued on related party transactions is $11,222.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $848,433, including total expenses of $697,924 during the twelve months ended December 31, 2008.

Our consolidated cash balance at December 31, 2008 was $6,629.  As of December 31, 2008, our total current assets consisted of $0 and our total liabilities were $628,633. The Company went into debt in 2008: accrued liabilities grew from $48,880 in 2007 to $628,633 in 2008.  Total Liabilities and Stockholders Equity (Deficiency) increased from $22,961 in 2007 to ($622,004) in 2008.

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

We will need to raise additional capital to implement our new business plan and continue operations for any length of time.  We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations.  We cannot guarantee that we will be successful in raising additional cash resources for our operations.  Rudana Investment Group AG, the majority shareholder of our Company, has loaned the Company funds for operations in the past, and has indicated that it will continue to loan funds as their financial circumstances may permit.  Rudana, however, is under no obligation to make additional loans in the future.

The Company will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

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
Chartered Accountants
505 - 815 Hornby Street Vancouver, B.C, V6Z 2E6 Tel: 604-687-3776 Fax: 604-688-3373 E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PRIME SUN POWER INC.
(formerly ATM FINANCIAL CORP.)
(A development stage company)

We have audited the balance sheets of Prime Sun Power Inc. (formerly ATM Financial Corp.) (the “Company”) (a development stage company) as at December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from December 18, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada
March 19, 2007	Chartered Accountants

Prime Sun Power Inc.
(A development stage company)
Balance Sheet

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$6,629	$71,241
Prepaid expense		600

Total Current Assets and Total Assets	$6,629	$71,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued liabilities	$319,078	$48,880
Accrued Interest – related party	11,222
Loan from shareholder	298,333	-

Total Current Liabilities and Total Liabilities	628,633	48,880

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding	4,011	4,011

Additional paid in capital	222,418	172,897
Deficit accumulated during development stage	(848,433)	(153,947)

	(622,004)	22,961

Total Liabilities and Stockholders' Equity (Deficiency)	$6,629	$71,841

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Operations

			Accumulated from
	Year Ended December 31		December 18, 2002
			(Date of Inception)
	2008	2007	to December 31, 2008

Revenue	-	-	-

EXPENSES (INCOME)

Consulting & Director Fees	106,664	5,005	133,490
Professional fees	272,350	23,141	331,442
Personnel Costs	196,872		196,872
General & Administrative	57,858	27,983	121,422
Interest expense - related party	11,222		12,248
Non-cash compensation	52,959		52,959

Total Expenses (Income)	697,924	56,129	848,433

Net Loss	(697,924)	(56,129)	(848,433)

Basic and Diluted Loss Per Share	$(0.02)	$0.00

Weighted Average Shares Outstanding	40,114,900	40,114,900

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

Comprehensive loss

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income/(Loss ),” which establishes standards for the reporting and display of comprehensive income or loss and its components and accumulated balances.  Comprehensive loss comprises equity, except those resulting from investments by owners and distributions to owners.

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

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128 “Earnings Per Share ”. Diluted loss per share is equivalent to basic loss per share.

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

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2008, the Company dismissed its independent auditor, Chang Lee LLP (formerly Vellmer & Chang). Effective as of March 24, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor.  The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors.  The Company’s financial statements with respect to the fiscal year ended December 31, 2008 was audited by Paritz & Company, P.A.

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

ITEM 9A:   CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

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

The Company has evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, which consists solely of the Company’s Chief Executive Officer, who also serves in the capacity of acting Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s Management, including its Chief Executive Officer and its Chief Financial Officer, have concluded that, as of that date, the Company’s internal controls over financial reporting were not effective. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of April 9, 2009.

Mr. Frank Juergens.   Mr. Frank Juergens served as the Company’s Chief Operating Officer and Interim Chief Executive Officer from January 7, 2009 until June 19, 2009.  Mr. Juergens, 44, served from September of 2006 until December of 2008 as the Business Manager at Oerlikon Solar AG, Trubbach Ltd. (Switzerland), a company which provides thin film silicon PV module production equipment, end-to-end fabrication lines, process technology and services to enable automated mass production of large-area, thin-film silicon solar modules.  Prior to that position, from January of 2003 until August of 2006, Mr. Juergens served as Sales and Project Manager at GfE Fremat GmbH (Germany), a manufacturer of materials for PVD thin film technology.

Mr. Olivier de Vergnies.   Mr. de Vergnies has served as a Director of the Company since January 16, 2009 and has served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer since June 19, 2009.  Mr. de Vergnies has served since July 1, 2008 as the Chief Operating Officer of Rudana Investment Group AG, the Company’s majority shareholder.  Mr. de Vergnies also served as Chief Executive Officer of 4C Controls Inc. (“4C Controls”) from July 1, 2008 until February 1, 2009.  Mr. de Vergnies has previously served as Vice President, Head of the Middle East Division of Dexia Private Bank (Switzerland), Geneva from 2004 -2008 where he was responsible for Middle Eastern high net worth individuals, business acquisition and retention process, as well as the development of new financial structured products ideas and innovative private asset allocation.  From 2000-2004 Mr. de Vergnies served Dexia Bank, Luxembourg as Vice President, Head of Strategy & Alliances where he was responsible for the marketing strategy and product development for Middle East clients segments across Luxembourg, Switzerland, France, Jersey and the United Kingdom.  Mr. de Vergnies served as Global Strategic Coordinator for the Dexia Private Banking Group Executive Committee and managed the joint ventures optimization process with Banco Popular in Spain, multi-channel distribution, market watch process, international and internal communication.  Mr. de Vergnies currently serves as a director of U.S. public companies 4C Controls Inc. and Laureate Resources & Steel Industries Inc.

Dr. Augustine Fou.   Dr. Fou has served as a Director of the Company from May 10, 2008 until August 9, 2009.  Dr. Fou earned his doctorate at the Massachusetts Institute of Technology Department of Materials Science and Engineering, with a minor in the Management of Technology from MIT's Sloan School of Management. Dr. Fou earned his BS summa cum laude in Chemistry from the University of Dallas. Dr. Fou has served as a consultant with McKinsey & Company. Dr. Fou is a founder of go-Digital Internet Consulting Group, Inc. and the Marketing Science Consulting Group, Inc.   Dr. Fou is Senior Vice President, Digital Lead of MRM Worldwide, a McCann WorldGroup company.  Dr. Fou currently serves as a director of U.S. public companies 4C Controls Inc. and Laureate Resources & Steel Industries Inc.

Dr. Cesare Boffa.   Dr. Boffa has served as a Director and as the Company’s Chief Technology Officer since September 22, 2008.  Dr. Boffa graduated with a degree in Mechanical Engineering from the Politecnico di Torino in 1965 and received his doctorate, cum laude , from the University of Minnesota in 1971. Cesare Boffa is a Professor of Technical Physics and Renewable Energy Sources at the Politecnico di Torino. He is presently the president of FIRE (Federazione Italiana Risparmio Energia: Italian Association on Energy Saving) and president of the Italian Thermotechnical Committee. Dr. Boffa is the author of more than 100 publications on energy and environment. He is also the author of a technical physics text book and an active member of several scientific committees of various associations, journals and engineering publications.

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

Mr. Mathias Kaiser.   Mr. Kaiser has served as the Chief Financial Officer of the Company from January 7, 2009 until June 19, 2009.  Mr. Kaiser has served as Chief Financial Officer of Rudana Investment Group AG (“Rudana”), a Swiss investment holding company which is the Company’s majority shareholder, since October of 2008.  Mr. Kaiser has also served as Chief Financial Officer of 4C Controls Inc. and Laureate Resources & Steel Industries Inc. since January 7, 2009.  From March until October of 2008, Mr. Kaiser was the Finance & Reporting Manager of Compass-Group AG, a company engaged in the provision of large-scale institutional catering management and services and the provision of planning and consultancy services for restaurant and catering enterprises.  From February of 2006 until July of 2007, he was the Operating Effectiveness Manager for Adecco & Management Consulting AG, a human resources company.  From February of 2003 until February of 2005, he served as business controller for Daniel Swarovski Corporation AG, a large international retail business.  Mr. Kaiser is compensated for his services by Rudana, and he is not separately compensated by the Company.

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

ITEM 11:   EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year	Salary	Option Awards	Total
Gerald Sullivan, Chief Financial Officer and Interim Chief Executive Officer	2008 (2)	$78,500	$0	$78,500

Viktoria Vynnyk, Director, Chief Executive Officer, President and Chief Financial Officer	2008 (3)	$0	$0	$0
	2007	$0	$0	$0

Cesare Boffa, Director and Chief Technology Officer	2008(4)	$64,804	$52,959	$117,763

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

(1) Augustine Fou was the only director who received compensation in 2008 and who is not included in the “Summary Compensation Table” above.  Cesare Boffa was compensated for his services as Company’s Chief Technology Officer.  Dr. Fou resigned as a director on August 4, 2009.

The following table sets forth the Company’s current scheduled payments for members of the Board of Directors:

Cash Compensation	All Non- Executive Directors	Fees for Non-Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)
Retainer (1)	$24,000	None

(1) Paid incrementally each month.

Directors receive reimbursement for reasonable out of pocket costs incurred in connection their service as Directors.

Contracts with Officers and Directors

As of the date of this Report, we have entered into an employment contract with one of our officers: Cesare Boffa, our Chief Technology Officer and a member of our Board of Directors.  Each of our independent directors, Bruno Colle and Roberto Gerbo, has entered into a director’s agreement with Company setting forth their yearly compensation of $24,000.  Pursuant to Olivier de Vergnies’ director agreement, he will receive no compensation from the Company.  We are currently negotiating agreements with all of our other officers and key employees. We expect to complete the negotiations and enter into agreements with all of our other executive officers in the immediate future.

Gerald Sullivan Employment Agreement

Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.  During that time the Company paid him at a rate of $100,000 per annum.

Frank Juergens Employment Agreement

Effective as of January 7, 2009, entered into an employment agreement with Frank Juergens regarding his service as Chief Operating Officer of the Company.  Under the employment agreement, Mr. Juergens agreed to serve as Chief Operating Officer for a two year period.  In consideration for services rendered to the Company, Mr. Juergens was to be paid a base salary of 130,000 Swiss Francs per year.  In addition, Mr. Juergens was to be granted options to purchase 50,000 shares of common stock of the Company.  This agreement terminated when Mr. Juergens left the Company on June 19, 2009, pursuant to a separation agreement.

Cesare Boffa Employment and Director’s Agreement

On September 22, 2008, the Company entered into an employment agreement with Cesare Boffa regarding his service as the Company’s Chief Technology Officer.  Dr. Boffa’s compensation as the Company’s Chief Technology Officer is 180,000 Euros per annum.  Dr. Boffa has been granted stock options for the purchase of 500,000 shares of the Company’s common stock equal to the fair market value per share as of the date of the employment agreement.  Dr. Boffa will devote less than 50% of his professional working time to the Company.  The employment agreement has a three year term.  On October 6, 2008, the Company entered into a director’s agreement with Dr. Boffa regarding his service as a director of the Company.  Dr. Boffa will not receive any compensation other than pursuant to the employment agreement.

Compensation Arrangement with Mathias Kaiser

Mr. Kaiser was compensated for his services by Rudana Investment Group AG, our majority shareholder, and he was not separately compensated by the Company.

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

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 30, 2009 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 40,114,900 issued and outstanding shares of the Company's common stock as of October 28, 2009.

The Company intends to adopt an equity incentive plan for its officers, directors and key employees during the fiscal year ended December 31, 2009.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG (1)	27,716,208	0	27,716,208	69.1%
Executive Officers and Directors
Gerald Sullivan (2)	0	0	0	0
Viktoria Vynnyk (3)	0	0	0	0
Frank Juergens (4)	0	0	0	0
Mathias Kaiser (5)	0	0	0	0
Cesare Boffa	0	500,000	500,000	1.2%
Olivier de Vergnies	0	0	0	0
Augustine Fou (6)	0	0	0
Bruno Colle	0	0	0	*
Roberto Gerbo	0	0	0	0
All Officers and Directors as a Group	0	500,000	500,000	1.2%

* Less than 1%.

(1) Mr. Hany Salem is the individual who exercises voting and dispositive powers for shares beneficially owned by Rudana Investment Group AG.

(2) Mr. Sullivan resigned as an officer of the Company as of January 7, 2009.

(3) Ms. Vynnyk resigned as an officer and director of the Company as of May 10, 2008.

(4) Mr. Juergens resigned as an officer of the Company as of June 19, 2009.  Mr. Juergens was issued options to purchase 50,000 shares of the Company’s common stock pursuant to his employment agreement, which options were cancelled as of June 19, 2009 pursuant to a separation agreement with the Company.

(5) Mr. Kaiser resigned as an officer of the Company as of June 19, 2009.

(6) Dr. Fou resigned as a director of the company as of August 4, 2009.

The mailing address for each of the listed individuals is c/o Prime Sun Power Inc., 100 Wall Street, 21 st Floor, New York, NY 10005.

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

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions Involving Prime Asset Finance Ltd.

The Company has entered into an agreement with Prime Asset Finance Ltd. (“PAF”), a UK company which is a wholly owned subsidiary of Rudana Investment Group AG, our majority controlling shareholder.  Under the terms of the agreement, PAF will assist and advise us on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs.  On April 1, 2009, we entered into the written form of management services agreement with PAF and have agreed to pay an initial services fee of $350,000 to PAF and retroactive to January 1, 2009 we agreed to pay management services fees of $25,000 per month in respect of the management services.  All of the management fees have accrued to date and have not yet been paid. In addition, PAF will be compensated in the amount of 8% of the total transaction value of any company acquired by us by merger or acquisition.  We believe that the services of PAF have been valuable to us with respect to inception of our operations and activities, particularly in regard to establishing our initial strategic alliances and recruiting our highly qualified senior management team and introducing us to prospective customers.  The terms and conditions of our agreement with PAF were independently reviewed and assessed by an independent member of our Board of Directors as of the date of agreement, who determined that the PAF agreement is fair and reasonable to our Company and its shareholders.

Loans from Rudana Investment Group AG

During the year ended December 31, 2008, Rudana Investment Group AG, the Company’s majority shareholder, loaned the Company a total of $298,333. The funds were used by the company for general corporate use.  These loans bear interest at 7.5% per annum and are due thirty (30) days after demand.

The 2008 loans to the Company from shareholder Rudana Investment Group AG may be summarized as follows:

Date	Amount

04/11/2008	52,500.00
05/12/2008	71,689.00
06/04/2008	50,000.00
08/11/2008	40,000.00
08/13/2008	40,000.00
11/03/2008	50,000.00
12/15/2008	2,575.00

Total:	306,764.00

This amount is offset by $8,431, which Rudana Investment Group AG owed to the Company, and therefore equals $298,333.  Rudana had a $14,731 liability to the Company for certain legal fees advanced by the Company.  Thereafter, Rudana paid invoices in the amount of $6,300 on behalf of the Company.  The net difference is $8,431.

The terms and conditions of these loans were approved by our Board of Directors.

Director Independence

As of the date of this Report we have four directors, consisting of Olivier de Vergnies, Cesare Boffa, Bruno Colle and Roberto Gerbo.  Our Board of Directors has determined that Bruno Colle and Roberto Gerbo are independent but that the other directors are not independent since they have employment affiliations with our Company, or with our majority shareholder, Rudana Investment Group AG.  Until his resignation as a director on August 4, 2009, Dr. Fou also was deemed to be independent.  The Company has adopted the standards for Director independence contained in the Nasdaq Marketplaces Rule 4200(a)(15).

The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee.  Both of these committees currently consist of the entire Board of Directors and operate in accordance with Nasdaq Marketplaces Rule 4350(d).  We intend to appoint an audit committee financial expert during the foreseeable future.  We compensate Mr. Colle and Mr. Gerbo for their services as members of the Board of Directors at a rate of $24,000 per annum.  Until his resignation, Dr. Fou was compensated at this rate.

Until his resignation as a director, Dr. Fou also served on the Board of Directors of two other public companies in which Rudana is a majority shareholder at the same rate of compensation as our Company.  Dr. Fou has no relationships pertaining to his services which would compromise his independence as defined under Nasdaq Marketplaces Rules, Rule 4200(a)(15) and as determined by the Board of Directors.

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

Exhibit 10.8
Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange
Commission on May 20, 2009.

Exhibit 10.9
Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10
Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11
Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12
Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009, by and between the Company and Prime Asset Finance.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	List of Promissory Notes entered into by and between the Company and Rudana Investment Group AG.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Olivier de Vergnies
	Name:	Olivier de Vergnies
	Title:	Acting Principal Executive Officer
Acting Principal Financial Officer and
Acting Principal Accounting Officer

Dated:  April 8, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name:	Olivier de Vergnies
Title:	Director
Dated:	April 8, 2010

Exhibit Index

Exhibit No.	Description of Exhibits
Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

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

Exhibit 10.8
Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange
Commission on May 20, 2009.

Exhibit 10.9
Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10
Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11
Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12
Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009, by and between the Company and Prime Asset Finance.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	List of Promissory Notes entered into by and between the Company and Rudana Investment Group AG.