Form 10-Q/A
period 2009-03-31
Prime Sun Power Inc
filed 2010-04-09
CIK 1221554

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
Yes ☐ No ☒

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

Explanatory Note: This Amendment Number 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 (this “Amendment”) for Prime Sun Power Inc. (the “Company”) has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal period ended March 31, 2009 except as otherwise indicated.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$225	$6,629

Total Current Assets and Total Assets	$225	$6,629

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$665,637	$319,078
Accrued Management Services - related party	104,167
Accrued Interest – related party	16,739	11,222
Loan from shareholder	298,333	298,333

Total Current Liabilities and Total Liabilities	1,084,876	628,633

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share 100,000,000 shares authorized, 40,114,900 shares issues and outstanding at March 31, 2009 and December 31, 2008	4,011	4,011

Additional paid in capital	273,000	222,418
Deficit accumulated during development stage	(1,361,662)	(848,433)

Total Stockholders' Deficiency	(1,084,651)	(622,004)

Total Liabilities and Stockholders' Deficiency	$225	$6,629

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

			Accumulated from
	For the Three Months Ended		December 18, 2002
	March 31,		(Date of Inception)
	2009	2008	to March 31, 2009

Revenue	-	-	-

EXPENSES (INCOME)

Consulting & Director Fees	18,000		151,490
Professional fees	191,268	60,724	522,710
Management Services - related party	104,167		104,167
Personnel Costs	123,476	12,997	320,348
General & Administrative	20,219	2,584	142,667
Interest expense - related party	5,517	-	16,739
Non-cash compensation	50,582	-	103,541

Total Expenses (Income)	513,229	76,305	1,361,662

Net Loss	(513,229)	(76,305)	(1,361,662)

Basic and Diluted Loss Per Share	0.0128	0.0019

Weighted Average Shares Outstanding	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Stockholders' Equity
For the Period from December 18, 2002 (Date of Inception) to March 31, 2009				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Balance - December 18, 2002	Shares	Par	Paid-in Capital	Stage	Total
(Date of Inception)	#	Value ($)	($)	($)	($)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			50,582		50,582
Net loss for the period				(513,229)	(513,229)
Balance - March 31, 2009	40,114,900	4,011	273,000	(1,361,662)	(1,084,651)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Cash Flow

			Accumulated from
	For the Three Months ended		December 18, 2002
	March 31,		(Date of Inception)
	2009	2008	to March, 31 2009

Operating Activites
Net loss	$(513,229)	$(76,305)	$(1,361,662)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash compensation	50,582	-	103,541
Interest accrued to related party	5,517	-	16,739
Gain in debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assests and liabilities
Accounts payable and accrued liabilities	346,559	34,202	665,637
Accrued Management Services - related party	104,167		104,167
Net Cash Used in Operating Activities	(6,404)	(42,103)	(456,493)

Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash Used in Investing Activities	-	-	(909)

Financing Activities
Proceeds of Loans from Shareholder	-	(29,138)	298,333
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	173,470

Net Cash Provided by (Used in) Financing Activities	-	(29,138)	457,627

Increase (Decrease) in Cash	(6,404)	(71,241)	225
Cash - Beginning of Period	6,629	71,241	-

Cash - End of Period	$225	$0	$225

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

Results of Operations

We have not yet commenced operations.  As of March 31, 2009, our Company had no operations, no revenues and substantially no assets.  The Company has incurred a significant increase in expenses during this reporting period from the last comparative period.  The Company’s total expenses were $513,229 for the three months ended March 31, 2009, as opposed to $76,305 for the three months ended March 31, 2008.  The increased expenses are related to the legal and due diligence fees regarding the four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  During the last comparative period the Company had minimal personnel requirements which have since been expanded to include a Chief Technology Officer and a Chief Operating Officer.

The Company’s professional fees for the three month period ended March 31, 2009 were $295,435, as opposed to $60,724 for the three month period ended March 31, 2008.  Personnel costs were $123,476 for the period ended March 31, 2009, as opposed to $12,997 for the three month period ended March 31, 2008.  General and administrative expenses increased from $2,584 for the three month period ended March 31, 2008 to $20,219 for the three month period ended March 31, 2009.

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

The Company will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year.  As of the end of the period covered by this Report, the Company lacked funds to commence or continue operations for any length of time.

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

As of the end of the period covered by this Report, the Company had five employees: Frank Juergens, our Chief Operating Officer and Interim Chief Executive Officer, Mathias Kaiser, our Chief Financial Officer, Barbara Salz, our Corporate Secretary, Cesare Boffa, our Chief Technology Officer and Liz Thurrott, our Administrator. We expect to hire a core project management team of three to four experienced professionals who will supervise the photovoltaic park installation and development towards the end of the year.  Mr. Juergens and Mr. Kaiser each resigned as an officer of the Company as of June 19, 2009.

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

Termination of Project San Paolo and Project Puglia

Subsequent to the period covered by this Report, Project San Paolo and Project Puglia have been terminated, as the Company was unable to obtain the necessary licenses to proceed with the Projects. All of the applicable agreements have terminated in accordance with their terms.

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

N/A

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

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009.*

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Olivier de Vergnies
	Name:	Olivier de Vergnies
	Title:	Acting Chief Executive Officer Acting Principal Financial Officer and Acting Principal Accounting Officer

Dated:   April 8, 2010