Form 10-Q/A
period 2009-06-30
Prime Sun Power Inc
filed 2010-04-09
CIK 1221554

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
Yes ☐ No☒

As of August 7, 2009, the Issuer had 40,114,900 shares of its Common Stock outstanding.

Explanatory Note: This Amendment Number 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009 (this “Amendment”) for Prime Sun Power Inc. (the “Company”) has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal period ended June 30, 2009 except as otherwise indicated

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I                FINANCIAL INFORMATION

Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$108	$6,629

Total Current Assets and Total Assets	$108	$6,629

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$756,617	$330,300
Accrued Management Services - related party	208,334
Accrued Interest - related party	25,620
Loan from shareholder	512,734	298,333

Total Current Liabilities and Total Liabilities	1,503,305	628,633

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share 100,000,000 shares authorized, 40,114,900 shares issues and outstanding at March 31, 2009 and December 31, 2008	4,011	4,011

Additional paid in capital	324,783	222,418
Deficit accumulated during development stage	(1,831,991)	(848,433)

Total Stockholders' Deficiency	(1,503,197)	(622,004)

Total Liabilities and Stockholders' Deficiency	$108	$6,629

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

					Accumulated from
	For the Three Months Ended		For the Six Months Ended		December 18, 2002
	June 30		June 30		(Date of Inception)
	2009	2008	2009	2008	to June 30, 2009

Revenue	-	-			-

EXPENSES (INCOME)

Consulting & Director Fees	57,939	4,000	75,939	4,000	209,429
Professional fees	95,266	57,155	286,535	117,879	617,977
Management Services - related party	104,167		208,334		208,334
Personnel Costs	125,490	50,838	248,965	63,835	445,837
General & Administrative	26,803	12,012	47,022	14,596	168,444
Interest expense	8,881	1,558	14,398	1,558	26,646
Non-cash compensation	51,783	-	102,365		155,324

Total Expenses (Income)	470,329	125,563	983,558	201,868	1,831,991

Net Loss	(470,329)	(125,563)	(983,558)	(201,868)	(1,831,991)

Basic and Diluted Loss Per Share	(0.0188)	0.0019	(0.0316)	0.0100

Weighted Average Shares Outstanding	40,114,900	40,114,900	40,114,900	40,114,900

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

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Cash Flow

			Accumulated from
	For the Six Months ended		December 18, 2002
	June 30		(Date of Inception)
	2009	2008	to June 30, 2009

Operating Activites
Net loss	$(983,558)	$(201,868)	$(1,831,991)
Adjustments to reconcile net loss to net cash
used in operations:
Non-cash compensation	102,365	-	155,324
Interest accrued to related party	14,398	-	25,620
Gain in debt settlement	-	-	14,176
Loss on sale of equipment	-	-	909
Change in operating assests and liabilities
Accounts payable and accrued liabilities	437,540	14,260	756,617
Accrued Mangement Services - related party	208,334		208,334
Net Cash Used in Operating Activities	(220,921)	(187,608)	(671,011)

Investing Activities
Purchase of equipment	-	-	(3,416)
Proceeds from sale of equipment	-	-	2,507

Net Cash Used in Investing Activities	-	-	(909)

Financing Activities
Proceeds of Loans from Shareholder	214,400	145,051	512,734
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	173,470

Net Cash Provided by (Used in) Financing Activities	214,400	145,051	672,028

Increase (Decrease) in Cash	(6,521)	(42,557)	108
Cash - Beginning of Period	6,629	71,241	-

Cash - End of Period	$108	$28,684	$108

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

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	RESERVED

Not Applicable.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

10.12
Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009 incorporated by reference from the Quarterly Report or Form 10-Q filed with the Securities and Exchange Commission on August 21, 2009.

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