Form 10-Q/A
period 2009-09-30
Prime Sun Power Inc
filed 2010-04-09
CIK 1221554

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

Explanatory Note: This Amendment Number 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2009 (this “Amendment”) for Prime Sun Power Inc. (the “Company”) has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal period ended September 30, 2009 except as otherwise indicated.

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

Stockholders' Equity (Deficiency):
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding at
September 30, 2009 and December 31, 2008	4,011	4,011

Additional paid in capital	372,897	222,418
Deficit accumulated during development stage	(2,087,428)	(848,433)

Total Stockholders' Deficiency	(1,710,520)	(622,004)

Total Liabilities and Stockholders' Deficiency	$283,086	$6,629

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

					Accumulated from
	For the Three Months Ended		For the Nine Months Ended		December 18, 2002
	September 30		September 30		(Date of Inception)
	2009	2008	2009	2008	to September 30, 2009

Revenue	—	—			—

EXPENSES (INCOME)

Consulting & Director Fees	14,000	11,750	89,939	15,750	223,429
Professional fees	22,859	20,168	309,395	138,047	640,837
Management Services - related party	104,167		312,500		312,500
Personnel Costs	46,859	52,216	295,824	116,051	492,696
General & Administrative	3,854	31,278	50,876	45,874	186,474
Interest expense - related party	15,584	4,098	29,982	5,656	42,230
Gain on debt settlement					(14,176)
Non-cash compensation	48,114	—	150,479		203,438

Total Expenses (Income)	255,437	119,510	1,238,995	321,378	2,087,428

Net Loss	(255,437)	(119,510)	(1,238,995)	(321,378)	(2,087,428)

Basic and Diluted Loss Per Share	0.0064	0.0030	0.0309	0.0080

Weighted Average Shares Outstanding	40,114,900	40,114,900	40,114,900	40,114,900

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

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activitie s under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements.

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

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles . This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends   ASC 820, Fair Value Measurements and Disclosures . This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

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

6.               OFFICER TRANSITIONS

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