Form 10-K
period 2009-12-31
Prime Sun Power Inc
filed 2010-04-15
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,099,673 at June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 40,114,900 shares of Common Stock, par value $.0001, outstanding as of April 8, 2010.

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

The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is 866-523-5551.

Customers

The Company is a development stage business planning to provide solar power and other renewable energies.  We anticipate that we will do business mainly in Europe, and that our Company will operate solar photovoltaic power plants for which power is produced for sale to local or regional electrical grids.  We intend to enter into strategic alliances with others engaged in the manufacture and/or assembly of solar modules. During the period covered by this Report the Company did not have any customers. We plan to outsource most of the Company’s operations to vendors who will work exclusively for the Company, and while the Company anticipates maintaining the overall project management, control, administration and finance within Company staff.

Management Structure

The Company’s planned management structure is as follows:

The Company intends to retain these employees during 2010.

Sales and Marketing

The Company plans to sell up to 150Mwt of PV Solar plants and use the revenues, together with funds raised from strategic investors, to build and operate its own power plants. The Company has established excellent relations and strong networks with financial institutions and industry leaders who represent the Company’s potential customers for Power plant purchase or investment. The Company plans to appoint an IR and PR agency to support market awareness and the Company’s plans to apply for listing on the NASDAQ Stock Market.

Intellectual Property

The Company has no intellectual property at the present time.

SUBSEQUENT EVENTS

Project Acquisition by GPR Global Power Resources Ltd.

On March 2, 2010, the Company entered into a project acquisition agreement (the “Acquisition Agreement”) with GPR Global Power Resources Ltd., a Company formed in Switzerland (“GPR,” and together with the Company, the “Parties”).  Pursuant to the Acquisition Agreement, the Company has agreed to sell to GPR all of the shares of a wholly-owned Italian subsidiary of the Company called PSP Italia S.r.l.  This subsidiary will develop a turnkey alternative energy power plant, utilizing solar power.  The purchase price for the shares of PSP Italia S.r.l. shall be a minimum of 4.05 million Euros per mega watt of power produced by the solar power plant.  The Acquisition Agreement shall cover up to a total of twenty five mega watts of power, for a total potential sales price of 101.25 million Euros.

The purchase price for this transaction shall be released by GPR to the Company incrementally on the achievement of certain milestones, with respect to connection of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement.  Payment shall be due to the Company in five equal tranches.  GPR shall make each tranche of payments within ninety days of that date when the Company shall accomplish its milestones under the Acquisition Agreement, including such time as when the solar power plant connects five mega watts of power to the regional electrical grid.  GPR shall have the right to withhold 10% of the purchase price due to the Company for up to six months as a security for the fulfillment of the Company’s obligations.  The purchase price that GPR shall be required to pay may be reduced by the amount of certain cost savings that GPR may assist the Company in making or as a result of certain taxes GPR may be required to pay, in each case as set forth in the Acquisition Agreement.  Furthermore, the Parties have agreed that certain specifications concerning this project to be included in the annexes to the Acquisition Agreement have not yet been set, and will be mutually agreed upon by the Parties in the immediate future.

The Acquisition Agreement requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR.  The terms of the Acquisition Agreement are subject to review and approval by the relevant third party financing institution.  The Acquisition Agreement requires GPR to finance the remainder of the purchase price, and to deliver a Bank Standby Letter of Credit in an amount equal to 20% of the first payment tranche that will be due.

The Company shall be responsible for all construction costs for the solar power plant, including costs for sub contractors.  At the present time, the Company is in discussions with the EPC contractors and module suppliers to obtain the final binding offers.  The Company intends to commence construction of the solar power plant in June 2010.

Throughout the construction process, the Company shall be required to provide GPR with regular progress reports and rights to inspect the facility.  The Company shall inform GPR without delay about all present and expected legal, political and economic facts relating to PSP Italia S.r.l.  and/or the solar power plant which may negatively affect the acquisition of PSP Italia S.r.l., the future operation of the solar power plant, the expected core data or key values of the solar power plant and/or the business expectations of GPR.  In addition, the Company shall be required to maintain liability insurance in the amount of 5 million Euros per liability event, and, at the request of GPR, the Company shall be obliged to ensure that all losses and damages caused by sub-contractors are sufficiently covered by the corresponding insurance of the sub-contractors.

The Company will represent that its subsidiary PSP Italia S.r.l. has good and marketable title to all of its properties and assets, including the solar power plant, free and clear of any liens.  The Company will also represent that PSP Italia S.r.l. holds all licenses, consents, permits, approvals and authorizations required for the operation of the solar power plant and its connection to the electrical grid, and that PSP Italia S.r.l. will hold such authorizations for a period of at least 20 years.  The Company will also represent that PSP Italia S.r.l. holds all necessary guarantees and has no obligations (other than related to the right to operate the solar power plant).

The solar power plant shall be required to meet certain standards for electrical production capacity enumerated in the Acquisition Agreement.  The Company shall be obliged to construct the solar power plant in accordance with the specifications agreed to in the Acquisition Agreement and in conformity with any applicable regulation of whatever nature.  The Company has acknowledged and agreed that GPR shall be entitled to give binding instructions and directives with regard to the construction of the solar power plant to the extent that: (i) such instruction and directive does not lead to an increase of the construction costs, unless the Parties have otherwise agreed; and (ii) it does not negatively affect the achievement of connection to the electrical grid.  The Company must advise GPR of any substantial deviations from agreed specifications.

The Company shall represent and warrant that the construction of the solar power plant has been performed in accordance with all applicable laws and regulations and in accordance with the generally accepted rules of building and construction.  The Company shall furthermore represent and warrant that the solar power plant has been completed in accordance with all licenses and guarantees, and that the solar power plant, and all applicable licenses and guarantees shall be validly transferred upon the connection of the solar power plant to the electrical grid.  The Company shall avoid performance in any manner that could lead to the revocation of any licenses, consents, permits, approvals, authorizations or other reasons attributable to the Company.  At the time of connection to the electrical grid, the solar power plant shall have all necessary approvals and acceptance.

The Company shall also represent and warrant that the structure of the solar power plant shall remain in viable, suitable and useable condition for a time period of at least 20 years from the date of connection to the electrical grid, and that the solar power plant will produce electric power at the agreed capacity for a time period of at least 20 years.  The Company shall be liable for any defect and damage to the solar power plant or drop in power production. The Company is also representing and warranting that spare parts for the solar power plant will be available for a period of 20 years, and that all relevant licenses relating to the solar power plant will be valid for a period of 20 years.  The Company intends to satisfy these liabilities, representations and warranties by obtaining back-to-back representations and warranties regarding the same matters from established and reputable subcontractors who will engineer and construct the power plant.

The Company shall indemnify and hold harmless GPR and its affiliates, as well as their directors, officers and employees, from and against any and all losses arising out of any breach by the Company of any representation, warranty, agreement or covenant in the Acquisition Agreement, of which GPR gives notice to the Company within 20 years after the closing of this transaction, except for indemnifications related to taxes, which shall survive for 10 years after closing.  GPR shall indemnify and hold harmless the Company and its directors, officers and employees from and against any and all losses arising out of any breach by GPR, which the Company gives GPR notice of within two years of the closing.

The Acquisition Agreement also contains standard representations regarding the capital structure and ownership of PSP Italia S.r.l., its articles of association, corporate organization, books and records, compliance with law, qualification to do business, consents and approvals and lack of pending legal proceedings.  Both Parties to the Acquisition Agreement have agreed not to disclose confidential information.

Neither Party may assign the Acquisition Agreement.  The Acquisition Agreement is governed by Swiss Law, and the jurisdiction of any dispute shall be Zurich.  Disputes shall be settled by arbitration in accordance with the Swiss Rules of International Arbitration of the Swiss Chambers of Commerce.

The Acquisition Agreement was initiated and executed pursuant to the terms of a frame Agreement for PV-Plant Acquisitions (the “Frame Agreement”) entered into by the Parties on November 18, 2009.  Pursuant to the Frame Agreement, the Parties established a general outline and framework under which the Company would develop a series of solar power plants (“PV Plants”) in Italy.  The Parties agreed in the Frame Agreement that the Company would have a goal of developing 100 mega watts of power in 2010.  The Parties agreed that as each project was finalized by the Company, the Company would offer such solar power plant to GPR for purchase.  The purchase price, as set forth in the Frame Agreement, would not exceed: (i) 4.1 million Euros per mega watt for PV Plants grid connected in 2010 in the event that the Company delivers long-term debt funding of 85% or more; or (ii) 4.05 million Euros per mega watt for PV Plants grid connected in 2010 in the event that the Company delivers long-term debt funding of 80% or more.  Under the terms of the Frame Agreement, the parties determined that upon definitive agreement regarding the terms and conditions for acquisition of the solar PV Plants, the Parties would enter into a separate binding acquisition agreement for each such PV Plant.  Under the Frame Agreement, the Parties agreed that if they could not reach definitive agreement on all parameters relating to the acquisition, the Company would be free to offer that particular PV Plant to any third party investor.  The Parties agreed that GPR would undertake to deliver at signing of the first specific acquisition agreement a rollover Bank Standby Letter of Credit in the amount of 100% of the equity portion of the purchase price for the first 5 mega watts, which shall be carried forward for the next tranches of 5 mega watts each.  This letter of credit would be subject to the condition of the prior occurrence of the (i) grid connection of the solar power plant as defined in such acquisition agreement and the closing of such acquisition agreement; and (ii) the provision of long-term debt funding at a debt-equity ratio of 80:20 or at a higher debt rate and overall terms acceptable to GPR.  The form of the Standby Letter of Credit will be subject to the approval and acceptance of the bank providing the long term debt.  The Parties agreed the acquisition agreements will be subject to the delivery of long-term debt funding by the Company of at least 80% under terms and conditions acceptable for GPR.  The Parties further agreed that the Company would deliver specified due diligence documentation.  The Frame Agreement is to remain in effect until December 31, 2010.  Neither Party may assign the Frame Agreement.  The Frame Agreement is governed by Swiss Law, and the jurisdiction of any dispute is Zurich, Switzerland.  On March 2, 2010, the Parties entered into the first of the acquisition agreement as contemplated under the Frame Agreement for the sale to GPR of a 25 megawatt power plant, as described above.

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance will loan the Company a total of 470,000 Euros.  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros.  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.

Where You Can Find More Information

The Company is a “voluntary reporting company.” We expect to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

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

Risks Related to Our Business

We are commencing business as an early stage company under development. We have not yet commenced revenue generating operations under our new business model and we have no past performance which can serve as an indicator of our future potential.

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

Our Auditors have issued an opinion expressing uncertainty regarding our ability to continue as a going concern.  If we are not able to continue operations, investors could lose their entire investment in our company.

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors issued an opinion in their audit report dated April 14, 2010 expressing uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our Company could lose their entire investment.

We need to raise additional capital which may not be available to us or might not be available on favorable terms.

We will need additional funds to implement our business plan as our business model requires significant capital expenditures. We will need substantially more capital to execute our business plan. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  We expect that our management will have considerable discretion over the use of equity proceeds.

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

Our sole officer and director, Olivier de Vergnies, has other professional responsibilities which may divert his time from the operations of the Company.

Our sole officer and director, Olivier de Vergnies, has additional professional responsibilities which could divert management time.  Mr. de Vergnies serves in outside capacities and on other boards from time to time, as well.  It is the Company’s current plan to raise adequate financing to commence operations, and then have the Acting Chief Executive Officer, Mr. Olivier de Vergnies, spend approximately 50% of his time on Company activities.  The Company intends to retain a full-time Chief Operating Officer and project management team to run the daily operations of the Company.

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

Subsequent to the period covered by this Report, on February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that Prime Sun Power Inc. cease and desist from using the words “Sun Power” in its name.  SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark.  The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 asserting rights to the name “Sun Power.”  The Company is assessing its response.

ITEM 4: RESERVED

Not Applicable.

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

	Common Stock
	High	Low
Quarter Ended December 31, 2009	.25	.08
Quarter Ended September 30, 2009	.35	.07
Quarter Ended June 30, 2009	1.75	.13
Quarter Ended March 31, 2009	.55	.15
Quarter Ended December 31, 2008	2.55	.30
Quarter Ended September 30, 2008	5.00	1.1
Quarter Ended June 30, 2008	3.03	1.26
Quarter Ended March 31, 2008	9.00	.52

(b) Holders.

At April 8, 2010, there were ten stockholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has not sold any securities within the past three years which were not registered under the Securities Act of 1933, as amended, except as follows:

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

Plan of Operation

The Company is a development stage business planning to develop and sell solar photovoltaic power and other renewable energies.  Although our Company has a new business purpose, we have not commenced any revenue generating operations under the new business model. We anticipate that we will do business mainly in Europe, and that our Company will operate photovoltaic energy production parks in which solar electrical power is produced for sale to the local electrical grid. We intend to enter into strategic alliances with other companies and organizations engaged in the manufacture and/or assembly of solar modules.

The Company presently faces a number of challenges, including raising capital, indentifying commercially viable photovoltaic power plant locations, obtaining rights and licenses for development, interacting with local governments, indentifying and entering into agreements with appropriate subcontractors for the development and operation of solar parks, and hiring and retaining qualified staff.

Revenues

During the fiscal year ended December 31, 2009, the Company had no revenues from operations.

Expenses

The operational net loss in 2009 of $1,992,470, compared to an operational net loss in 2008 of approximately $697,924, primarily reflects the significant expenditures required for commencement of the Company’s new business.  This loss represented a net loss per share of $.05 in 2009, as opposed to net loss per share of $0.02 in 2008.

The Net Cash Used in Operating Activities, which totaled approximately $270,892 for the year ended December 31, 2009, as opposed to approximately $362,945 for the year ended December 31, 2008 is also indicative of the commencement of the Company’s business operations.  Since inception of the Company, we have incurred aggregate total expenses of $2,840,903, including total expenses of $1,992,470 during the twelve months ended December 31, 2009 and $697,924 during the twelve months ended December 31, 2008.  The Company’s liabilities are expected to grow considerably during the foreseeable future as the Company continues the development of its new business model compared to prior periods in which the Company had no operations.

Our total expenses for the year ended December 31, 2009 of $1,992,470 consisted primarily of general and administrative expenses of $57,362, professional fees of $386,379, consulting fees & director fees of $112,308 and personnel costs of $390,338. The professional fees included $32,240 for accounting, $282,805 for legal fees consisting primarily of fees to negotiate land grants, assure legal and regulatory compliance and obtain international corporate legal advice. The consulting fees included $57,242 for an engineering study and director fees. The personnel costs include $58,009 for the COO and $212,052 for the Chief Technology Officer. Interest accrued on related party transactions is $46,328.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $2,840,903, including total expenses of $1,992,470 during the twelve months ended December 31, 2009.

Our consolidated cash balance at December 31, 2009 was $14,051.  As of December 31, 2009, our total assets consisted of $14,051, which was an increase from the Company’s total assets of $6,629 at December 31, 2008. As of December 31, 2009, the Company’s total liabilities were $2,474,417, which increased from $628,633 as of December 31, 2008.

During the twelve months ended December 31, 2009 and through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company.  Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

For purposes of operations during 2009, the Company relied upon shareholder loans from Rudana Investment Group AG, the Company’s majority shareholder.  The total amount of shareholder loans during 2009 was $700,668.  To date, the Company has received loans in aggregate of $999,001 from Rudana (the “Shareholder Loans”). The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company intends to execute notes setting forth the terms thereof.

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

Project San Paolo and Project Puglia

On April 15, 2009, the Company entered into four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  These agreements included two Transfer Agreements: one for a project located in San Paolo, Italy (referred to herein as “Project San Paolo”) and one for a project located in Foggia/Apricena, Italy (referred to herein as “Project Puglia” and together with Project San Paolo, the “Projects”).  Both of the Projects were located in the Puglia region of Italy.

Pursuant to the Transfer Agreements for the Projects, the Company planned to acquire option contracts from another party (referred to herein as the “Transferor”), as acquired from various landlords. The Company intended to acquire or lease certain land at specified prices for the purpose of constructing and installing photovoltaic plants.  The Transferor was expected to assist the Company to apply for certain key licenses.  The Company agreed to pay the Transferor certain transaction fees upon the performance of certain conditions by the Transferor. The Projects were expected to collectively cover a total installed capacity of up to 83 MW (megawatts).

In addition, the Company entered into two Advisory Agreements, one for each of Project San Paolo and Project Puglia.  Pursuant to these agreements, it was planned that a local advisor would assist the Company in the development of each of the Projects.  The Company was to pay the advisor certain success fees related to the aggregate building and installing costs of the PV Plants upon the achievement of certain milestones.

Project San Paolo and Project Puglia have terminated as the Company was unable to obtain the necessary licenses to proceed with the Projects. All of the applicable agreements pertaining to the Projects have terminated in accordance with their terms.  Prior to the cancellation of the Projects, that Company’s largest shareholder, Rudana Investment Group AG, advanced 150,000 Euros towards each of the two payments required under the Transfer Agreements related to Project San Paolo and Project Puglia, for a total of 300,000 Euros ($428,980).   The advance of these payments on behalf of the Company by Rudana Investment Group AG has been recorded as loan.  The aggregate amounts of 300,000 Euros ($428,980) paid in respect of the Transfer Agreement have been written off.

Results of Operations

We have not yet commenced active operations.  As of December 31, 2008 and December 31, 2009, our Company had no operations, no revenues and substantially no assets.  As such, comparative information for such periods would not assist the reader to understand our business model and we have therefore omitted such information from this discussion.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2010.

Employees

As of December 31, 2009, the Company had only one employee: Olivier de Vergnies, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer.  The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2010.

Effective as of November 9, 2009, Dr. Cesare Boffa resigned as a member of the Company’s Board of Directors and joined the Company’s Advisory Committee.  Dr. Boffa has also resigned as the Company’s Chief Technology Officer.  He will continue to serve the Company as a consultant.

The Company’s planned management structure is as follows:

The Company intends to retain these employees during 2010.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2009. Research and development efforts are expected to be overseen by our Chief Technology Officer, Cesare Boffa.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Prime Sun Power Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheets of Prime Sun Power Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and the period from inception (December 18, 2002) to December 31, 2009.  We did not audit the statements of operations and changes in stockholders’ deficiency of the Company from inception (December 18, 2002) to December 31, 2006.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Sun Power Inc., (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and, based on the report of the other auditors, for the period from inception (December 18, 2002) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  In addition, as of December 31, 2009 the Company has a stockholders’ deficiency and negative working capital of $2,460,366.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey
April 14, 2010

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

Vancouver, Canada
March 19, 2007	Chartered Accountants

Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

Current Assets

Cash	$14,051	$6,629

Total Current Assets and Total Assets	$14,051	$6,629

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$994,573	$330,300
Note payable - finance company	414,626
Accrued management services - related party	416,667
Accrued Interest - related party	57,550
Loan from shareholder	591,001	298,333

Total Current Liabilities and Total Liabilities	2,474,417	628,633

Stockholders' Deficiency:
Common Stock, par value $.0001 per share 100,000,000 shares authorized, 40,114,900 shares issues and outstanding at December 31, 2009 and December 31, 2008	4,011	4,011

Additional paid in capital	376,526	222,418
Deficit accumulated during development stage	(2,840,903)	(848,433)

Total Stockholders' Deficiency	(2,460,366)	(622,004)

Total Liabilities and Stockholders' Deficiency	$14,051	$6,629

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

			Accumulated from
			December 18, 2002
	Year Ended		(Date of Inception)
	December, 31		to December 31,
	2009	2008	2009

Revenue	-	-	-

EXPENSES (INCOME)

Consulting and director fees	112,308	106,664	245,799
Professional fees	386,379	272,349	717,820
Management services - related party	416,667	-	416,667
Personnel costs	390,338	196,872	587,210
General & administrative	57,362	57,858	192,960
Land licensing and development fees	428,980		428,980
Interest expense	46,328	11,222	58,576
Gain on debt settlement			(14,176)
Non-cash compensation	154,108	52,959	207,067

Total Expenses (Income)	1,992,470	697,924	2,840,903

Net Loss	$(1,992,470)	$(697,924)	$(2,840,903)

Basic and Diluted Loss Per Share	$(0.05)	$(0.02)

Weighted Average Shares Outstanding	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Stockholders' Deficiency
For the Period from December 18, 2002 (Date of Inception) to December 31, 2009

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
	#	Value ($)	($)	($)	($)
Balance - December 18, 2002
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			154,108		154,108
Net loss for the period				(1,992,470)	(1,992,470)
Balance - December 31, 2009	40,114,900	$4,011	$376,526	$(2,840,903)	$(2,460,366)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Cash Flow

			Accumulated from
	For the Year Ended		December 18, 2002
	December 31,		(Date of Inception)
	2009	2008	to December 31, 2009

Operating Activities
Net loss	$(1,992,470)	$(697,924)	$(2,840,903)
Adjustments to reconcile net loss to net cash
used in operations:
Non-cash compensation	154,108	52,959	207,067
Interest accrued to related party	46,328	11,222	57,550
Gain in debt settlement	-	-	14,176
Accrued management services - related party	416,667		416,667
Land licensing and development fees	428,980
Change in operating assets and liabilities		-
Prepaid expense		600
Accounts payable and accrued liabilities	675,495	270,198	994,573
Net cash used in operating activities	(270,892)	(362,945)	(1,150,870)

Investing Activities
Land licensing & development fees	(428,980)
Net cash used in investing activities	(428,980)	-	-

Financing Activities
Proceeds of loans from Shareholder	292,668	298,333	591,001
Proceeds of bank loan	414,626		414,626
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	173,470

Net cash provided by (used in) financing activities	707,294	298,333	1,164,921

Increase (decrease) in Cash	7,422	(64,612)	14,051
Cash - beginning of period	6,629	71,241	-

Cash - end of period	$14,051	$6,629	$14,051

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

1.             BUSINESS DESCRIPTION

Organization and Business Description

Prime Sun Power Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 and is a development stage company as defined by current account guidance. On January 10, 2008, a change of control of the Company occurred and Rudana Investment Group AG, (“Rudana”) a corporation formed under the laws of Switzerland, became the new majority shareholder of the Company (“Rudana”), controlling approximately 70% of the issued and outstanding shares of the Company’s common stock. On April 1, 2008, we changed our name from ATM Financial Corp. to Prime Sun Power Inc. The Company plans to pursue a business model producing solar generated electrical power and other alternative renewable energies.

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,840,903 for the period from inception (December 18, 2002) to December 31, 2009, has a working capital deficiency of $2,460,366. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital. There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. Dollars.

Income taxes

The Company accounts for income taxes in accordance with current authoritative accounting standards which require that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, these standards require that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that impairment exists, the carrying value of the assets is adjusted to the fair value. Factors considered in the determination of the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

Stock based compensation

Under authoritative guidance issued by FASB, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes payable and accrued liabilities.

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

Comprehensive loss

Current accounting guidance establishes standards for the reporting and display of comprehensive income or loss and its components and accumulated balances. Comprehensive loss comprises equity, except those resulting from investments by owners and distributions to owners.

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “improving Disclosures about Fair Value Measurements,” which clarifies certain existing requirements in ASC 820 “Fair Value Measurements and Disclosures,” and required disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial conditions.

In June 2009, the FASB issued additional guidance under ASC 860 “Accounting for Transfer of financial Assets and Extinguishment of Liabilities” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  Enhanced disclosures are required to provide financial statement users with greater transparency about transfer of financial assets and a transferor’s continuing involvement with transferred financial assets.  This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This additional guidance must be applied to transfers occurring on or after the effective date.  The adoption of this ASC 860 is not expected to have a material impact on the Company’s financial statements and disclosures.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements”, which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events.  FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately.  The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued a pronouncement amending previous topic guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years.  The Company is evaluating the impact that this pronouncement will have on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.              INCOME TAXES

The Company has available approximately $2,745,000 of net operating loss carry forwards to offset future taxable income, if any.  The carry forwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,000
2025	$19,000
2026	$16,000
2027	$56,000
2028	$695,000
2029	$1,900,000

The Company has a deferred tax asset of approximately $950,000 relating to available net operating loss carry forwards for which 100% valuation allowance has been provided.

4.              NOTE PAYABLE – FINANCE COMPANY

In December 2009, the Company borrowed Euro 290,000 (approximately $415,000) from a finance company.  In March 2010 the Company borrowed an additional Euro 180,000 (approximately $140,000) from the finance company and executed a senior promissory note which bears interest at 7.5% per annum and is due on demand.  In addition, the Company conveyed 20% of the Net Profit Rights, as defined, of the sale of the Italian subsidiary referred to in Note 8.

5.              LAND LICENSING AND DEVELOPMENT FEES

Project San Paolo and Project Puglia

On April 15, 2009, the Company entered into four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  These agreements included two Transfer Agreements: one for a project located in San Paolo, Italy (referred to herein as Project San Paolo) and one for a project located in Foggia/Apricena, Italy (referred to herein as Project Puglia and together with Project San Paolo, the Projects).  Both of the Projects were located in the Puglia region of Italy.

Pursuant to the Transfer Agreements for the Projects, the Company planned to acquire option contracts from another party (referred to herein as the Transferor), as acquired from various landlords. The Company intended to acquire or lease certain land at specified prices for the purpose of constructing and installing photovoltaic plants.  The Transferor was expected to assist the Company to apply for certain key licenses.  The Company agreed to pay the Transferor certain transaction fees upon the performance of certain conditions by the Transferor.

Project San Paolo and Project Puglia have terminated as the Company was unable to obtain the necessary licenses to proceed with the Projects. All of the applicable agreements pertaining to the Projects have terminated in accordance with their terms.  Prior to the cancellation of the Projects, that Company’s largest shareholder, Rudana Investment Group AG, advanced 150,000 Euros towards each of the two payments required under the Transfer Agreements related to Project San Paolo and Project Puglia, for a total of 300,000 Euros ($428,980).   The advance of these payments on behalf of the Company by Rudana Investment Group AG has been recorded as loan.  The aggregate amounts of 300,000 Euros ($428,980) paid in respect of the Transfer Agreement have been charged to expense during the year ended December 31, 2009.

6.              STOCKHOLDERS’ DEFICIENCY

On January 22, 2008, the Board of Directors declared the payment of a stock dividend to the stockholders of record of the Company as of February 4, 2008.  The stock dividend was paid on February 4, 2008.  Each stockholder received six additional shares of the Company’s common stock for each one share of the Company’s common stock which they held on the record date.  Following the payment of the stock dividend, the issued and outstanding share ownership of the Company increased from 5,730,700 shares of Company common stock to 40,114,900 shares of common stock.  The Statement of Stockholders’ Deficiency and per share amounts has been retroactively adjusted to reflect the historical impact of the stock dividend.

On September 22, 2008 the Company granted an option to purchase 500,000 shares of the Company’s common stock to the Chief Technology Officer.  These options were granted at an exercise price of $1.90 per share which was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the date of grant.

The Company accounted for this grant under the fair value method of accounting using a Black Scholes valuation model to measure stock option expense at the date of grant.  The fair value of the stock option is amortized to expense over the vesting period of one year.  Using the Black Scholes options pricing model, the options were valued at $0.39 per share for a total of $193,300, of which $140,341 and $52,959 was expensed in the years ended December 31, 2009 and 2008.

The fair value was estimated based on the following assumptions:

Risk-free rate	1.5%
Expected volatility	50%
Expected life	1 year
Dividend yield	-

7.              LEGAL PROCEEDINGS

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that Prime Sun Power, Inc. cease and desist from using the words “Sun Power” in its name. SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark. The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 threatening litigation against the Company for continued use of the words “Sun Power” in its name. The Company is assessing its response.

8.              SUBSEQUENT EVENTS

Project Acquisition by GPR Global Power Resources Ltd.

On March 2, 2010, the Company entered into a project acquisition agreement (the “Acquisition Agreement”) with GPR Global Power Resources Ltd., a Company formed in Switzerland (“GPR,” and together with the Company, the “Parties”). Pursuant to the Acquisition Agreement, the Company has agreed to sell to GPR all of the shares of a wholly-owned Italian subsidiary of the Company called PSP Italia S.r.l. This subsidiary will develop a turnkey alternative energy power plant, utilizing solar power. The purchase price for the shares of PSP Italia S.r.l. shall be a minimum of 4.05 million Euros per mega watt of power produced by the solar power plant.

The purchase price for this transaction shall be released by GPR to the Company incrementally on the achievement of certain milestones, with respect to connection of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement. Payment shall be due to the Company in five equal tranches. GPR shall make each tranche of payments within ninety days of that date when the Company shall accomplish its milestones under the Acquisition Agreement, including such time as when the solar power plant connects five mega watts of power to the regional electrical grid. GPR shall have the right to withhold 10% of the purchase price due to the Company for up to six months as a security for the fulfillment of the Company’s obligations.  The purchase price that GPR shall be required to pay may be reduced by the amount of certain cost savings that GPR may assist the Company in making or as a result of certain taxes GPR may be required to pay, in each case as set forth in the Acquisition Agreement.  Furthermore, the Parties have agreed that certain specifications concerning this project to be included in the annexes to the Acquisition Agreement have not yet been set, and will be mutually agreed upon by the Parties in the immediate future.

The Acquisition Agreement requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR.  The terms of the Acquisition Agreement are subject to review and approval by the relevant third party financing institution.  The Acquisition Agreement requires GPR to finance the remainder of the purchase price, and to deliver a Bank Standby Letter of Credit in an amount equal to 20% of the first payment tranche that will be due.

The Company shall be responsible for all construction costs for the solar power plant, including costs for sub contractors.  At the present time, the Company is in discussions with the EPC contractors and module suppliers to obtain the final binding offers.  The Company intends to commence construction of the solar power plant in June 2010.

The Company has evaluated events after the date of these financial statements through April 14, 2010 the date that these financial statements were issued.  There were no additional material subsequent events as of that date, which would require adjustment to or disclose in the accompanying financial statements.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

On March 24, 2008, the Company dismissed its independent auditor, Chang Lee LLP (formerly Vellmer & Chang). Effective as of March 24, 2008, the Company has retained Paritz & Company, P.A., as its independent auditor.  The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors.  The Company financial statements with respect to fiscal years 2008 and 2009 were audited by Paritz & Company, P.A.

During the Company's two most recent fiscal years the opinion of Paritz & Company, P.A. on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows. The independent auditor's reports of Paritz & Company, P.A. dated April 13, 2009 (for the year ended December 31, 2008) and dated April 2, 1008 (for the year ended 2007) each contained a “going concern” qualification.  The qualification in each of the reports indicated that the Company has accumulated losses since inception, raising substantial doubts regarding the Company's ability to continue as a going concern. This qualification also stressed the absence of any resulting adjustments in the financial statements. During the Company's two most recent fiscal years, there have been no disagreements with Paritz & Company, P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz & Company, P.A., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 9A:   CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures over financial reporting were not effective for the purposes described above.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of Company Management, which consists solely of the Company’s Chief Executive Officer, who also serves in the capacity of acting Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, the Company’s Management, including its Chief Executive Officer who also serves as its Chief Financial Officer, have concluded that, as of that date, the Company’s internal controls over financial reporting were not effective. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:   OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of March, 2010:

Name	Age	Position

Olivier de Vergnies	44	Acting Chief Executive Officer, Acting Chief Financial Officer and Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of March , 2010.

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

Advisory Committee

Dr. Cesare Boffa.  Dr. Boffa served as a Director and as the Company’s Chief Technology Officer from September 22, 2008 until November 9, 2009.  Since November 9, 2009, Dr. Boffa has served as a member of the Company’s Advisory Committee and as a Consultant to the Company.  Dr. Boffa graduated with a degree in Mechanical Engineering from the Politecnico di Torino in 1965 and received his doctorate, cum laude, from the University of Minnesota in 1971. Cesare Boffa is a Professor of Technical Physics and Renewable Energy Sources at the Politecnico di Torino. He is presently the president of FIRE (Federazione Italiana Risparmio Energia: Italian Association on Energy Saving) and president of the Italian Thermotechnical Committee. Dr. Boffa is the author of more than 100 publications on energy and environment. He is also the author of a technical physics text book and an active member of several scientific committees of various associations, journals and engineering publications.

Mr. Bruno Colle.  Mr. Colle served as a director of the Company from March 18, 2009 until November 9, 2009.  Since November 9, 2009, Mr. Colle has served as a member of the Company’s Advisory Committee.  Mr. Colle brings to the Board extensive experience with government and technology.  Mr. Colle served as the Mayor of the City of Segrate, Italy from May of 2000 until June of 2005.  Since September of 2006, he has served as Counselor to the Mayor of Milan, Italy for Research and Innovation.  He has served as a Member of the Regional Assembly for Lombardy, Italy since January of 2007.  He has served as a member of the National Committee for the evaluation of projects on Energy Sources and Energy Efficiency for Italy’s Ministry of Economic Development since September of 2008.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company, however, is a “voluntary reporting company,” and is therefore not subject to this obligation. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2009, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Rudana Investment Group AG	2	2	0
Frank Juergens	1	1	0
Mathias Kaiser	1	1	0
Cesare Boffa	1	1	0
Bruno Colle	1	1	0
Augustine Fou	1	1	0
Roberto Gerbo	1	1	0

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

Board Committees

Audit Committee

Audit committee functions are performed by our entire board of directors.  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Director Nominations

There have been no changes in the year ended December 31, 2009 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:   EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year	Salary		Option Awards		Total
Olivier de Vergnies, Director Acting Chief Executive Officer and Acting Chief Financial Officer (2)	2009 (2) 2008 (2)	$ $	0 0	$ $	0 0	$ $	0 0
Frank Juergens, Chief Operating Officer and Interim Chief Executive Officer (3)	2009 (3) 2008 (3)	$ $	58,009 0	$ $	13,767 0	$ $	71,776 0
Mathias Kaiser, Chief Financial Officer (4)	2009 (4) 2008 (4)	$ $	0 0	$ $	0 0	$ $	0 0
Gerald Sullivan, Chief Financial Officer and Interim Chief Executive Officer (5)	2009 (5) 2008 (5)	$ $	40,903 78,500	$ $	0 0	$ $	40,903 78,500

Viktoria Vynnyk, Director, Chief Executive Officer, President and Chief Financial Officer (6)	2008 (6)		$0		$0		$0

Cesare Boffa, Director and Chief Technology Officer (7)	2009 (7) 2008 (7)	$ $	212,052 64,804	$ $	140,341 52,959	$ $	352,393 117,763

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

(3) Mr. Juergens served as the Company’s Chief Operating Officer and Interim Chief Executive Officer from January 7, 2009 until June 19, 2009.

(4) Mr. Kaiser served as the Chief Financial Officer of the Company from January 7, 2009 until June 19, 2009.

(5) Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.

(6) Ms. Vynnyk served as our Chief Executive Officer, President and Chief Financial Officer from November 10, 2006 until May 10, 2008.

(7) On September 22, 2008, Cesare Boffa was appointed as a director of the Company and as the Company's Chief Technology Officer. Dr. Boffa was granted stock options for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.90 per share.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Olivier de Vergnies, Director Acting Chief Executive Officer and Acting Chief Financial Officer (1)	0	0	0	N/A	N/A

Frank Juergens, Chief Operating Officer and Interim Chief Executive Officer (2)	0	0	0	N/A	N/A

Mathias Kaiser, Chief Financial Officer (3)	0	0	0	N/A	N/A

Gerald Sullivan Chief Financial Officer and Interim President and Chief Executive Officer (4)	0	0	0	N/A	N/A

Victoria Vynnyk Chief Executive Officer, President and Chief Financial Officer (5)	0	0	0	N/A	N/A

Cesare Boffa, Director and Chief Technology Officer (6)	0	500,000	0	$1.90	September 22, 2013

(1) Mr. de Vergnies has served as a Director of the Company since January 16, 2009 and has served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer since June 19, 2009.

(2) Mr. Juergens served as the Company’s Chief Operating Officer and Interim Chief Executive Officer from January 7, 2009 until June 19, 2009.

(3) Mr. Kaiser served as the Chief Financial Officer of the Company from January 7, 2009 until June 19, 2009.

(4) Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.

(5) Ms. Vynnyk served as our Chief Executive Officer, President and Chief Financial Officer from November 10, 2006 until May 10, 2008.

(6) On September 22, 2008, Cesare Boffa was appointed as a director of the Company and as the Company's Chief Technology Officer. Dr. Boffa was granted stock options for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.90 per share.

Director Compensation

Name	Fees earned or paid in cash ($)	Total ($)
Augustine Fou(1)	$14,000	$14,000

(1) Augustine Fou was the only director who received compensation in 2009 and who is not included in the “Summary Compensation Table” above.  Cesare Boffa was compensated for his services as Company’s Chief Technology Officer.  Dr. Fou resigned as a director on August 4, 2009.

Contracts with Officers and Directors

Pursuant to the Company director agreement with Mr. Olivier de Vergnies, he has not received compensation from the Company during 2009 and does not yet have rights to compensation.  The Company expects to enter into an amended compensation agreement with Mr de Vergnies after the Company starts generating revenues.

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

Cesare Boffa Employment and Director’s Agreement

On September 22, 2008, the Company entered into an employment agreement with Cesare Boffa regarding his service as the Company’s Chief Technology Officer.  Dr. Boffa’s compensation as the Company’s Chief Technology Officer was 180,000 Euros per annum.  Dr. Boffa has been granted stock options for the purchase of 500,000 shares of the Company’s common stock equal to the fair market value per share as of the date of the employment agreement.  Dr. Boffa will devote less than 50% of his professional working time to the Company.  The employment agreement has a three year term.  On October 6, 2008, the Company entered into a director’s agreement with Dr. Boffa regarding his service as a director of the Company.  Dr. Boffa agreed that he would not receive any compensation other than pursuant to the employment agreement.

Dr. Boffa is no longer the Company’s Chief Technology Officer.  Dr. Boffa is now a consultant to the Company.

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

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 8, 2010 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 40,114,900 issued and outstanding shares of the Company's common stock.

The Company intends to adopt an equity incentive plan for its officers, directors and key employees during the fiscal year ended December 31, 2010.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG (1)	27,7 16,208	0	27,7 16,208	69.1%
Executive Officers and Directors
Olivier de Vergnies	0	0	0	0
All Officers and Directors as a Group	0	0	0	0

* Less than 1%.

The mailing address for each of the listed individual is c/o Prime Sun Power Inc., 100 Wall Street, 21st Floor, New York, NY 10005.

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

Loans from Rudana Investment Group AG

2009

During the year ended December 31, 2009, Rudana Investment Group AG, the Company’s majority shareholder, paid invoices on behalf of the Company totaling $700,668.  These invoices included amounts due for the Company’s general corporate activities.  It is anticipated that the Company will issue a note to Rudana Investment Group AG for these amounts advanced, and that such loans will bear interest at 7.5% per annum and will be due thirty (30) days after demand.

2008

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

Director Independence

As of the date of this Report we have one director, Olivier de Vergnies.  Our Board of Directors has determined that Bruno Colle and Roberto Gerbo are independent but that the other directors are not independent since they have employment affiliations with our Company, or with our majority shareholder, Rudana Investment Group AG.  Until his resignation as a director on August 4, 2009, Dr. Fou also was deemed to be independent.  The Company has adopted the standards for Director independence contained in the Nasdaq Marketplaces Rule5605(a)(2).

The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee.  Both of these committees currently consist of the entire Board of Directors and operate in accordance with Nasdaq Marketplaces Rule 5605(a)(2). We intend to appoint an audit committee financial expert during the foreseeable future.  We compensate Mr. Colle and Mr. Gerbo for their services as members of the Board of Directors at a rate of $24,000 per annum.  Until his resignation, Dr. Fou was compensated at this rate.

Until his resignation as a director, Dr. Fou also served on the Board of Directors of two other public companies in which Rudana is a majority shareholder at the same rate of compensation as our Company.  Dr. Fou has no relationships pertaining to his services which would compromise his independence as defined under Nasdaq Marketplaces Rules, Rule 5605(a)(2) and as determined by the Board of Directors.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2009 totaled $19,000.  The aggregate fees billed by Paritz & Company for professional services rendered for the audit of our annual financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2008 were $19,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2009, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2008, and which are not disclosed in “Audit Fees” above, were $8,660.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2009 was $0. The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2008 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2009, were $3,575.  The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2008, were $0.

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

Exhibit 10.13
Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14
Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15
Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16
Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.17
Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.18
Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.19
Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and Prime Sun Power Inc., dated as of November 18, 2009.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1
List of Promissory Notes entered into by and between the Company and Rudana Investment Group AG, incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Olivier de Vergnies
Name: Olivier de Vergnies
Title: Acting Principal Executive Officer
Acting Principal Financial Officer and
Acting Principal Accounting Officer

Dated:  April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name:    Olivier de Vergnies
Title:      Director
Dated:   April 15, 2010

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

Exhibit 10.13
Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14
Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15
Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16
Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.17
Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.18
Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.19
Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and Prime Sun Power Inc., dated as of November 18, 2009.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1
List of Promissory Notes entered into by and between the Company and Rudana Investment Group AG, incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.