Form 10-Q
period 2010-03-31
Prime Sun Power Inc
filed 2010-05-24
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒   No ☐

As of May 21, 2010, the Issuer had 40,114,900 shares of its Common Stock outstanding.

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

Prime Sun Power Inc.
(A development stage company)
Balance Sheets
(Unaudited)

	March, 31	December 31,
	2010	2009

ASSETS

Current Assets

Cash	$10,983	$14,051

Total Current Assets and Total Assets	$10,983	$14,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$1,024,033	$994,573
Advanced deposit	242,921	-
Note payable - finance company	660,073	414,626
Accrued management services - related party	520,833	416,667
Accrued interest - related party	66,528	57,550
Accrued interest - bank note	9,312	-
Loan from shareholder	193,574	591,001

Total Current Liabilities and Total Liabilities	2,717,274	2,474,417

Stockholders' Deficiency:
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding at	4,011	4,011
March 31, 2010 and December 31, 2009

Additional paid in capital	377,157	376,526
Deficit accumulated during development stage	(3,087,459)	(2,840,903)

Total Stockholders' Deficiency	(2,706,291)	(2,460,366)

Total Liabilities and Stockholders' Deficiency	$10,983	$14,051

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

	Three		Accumulated from
	Months Ended		December 18, 2002
	March 31,		(Date of Inception)
			to March 31,
	2010	2009	2010

Revenue	-	-	-

EXPENSES (INCOME)

Consulting and director fees	34,627	18,000	280,426
Professional fees	50,000	191,268	767,821
Management services - related party	104,167	104,167	520,833
Personnel costs	19,843	123,476	607,053
General & administrative	18,998	20,219	211,958
Land licensing and development fees	-	-	428,980
Interest expense	18,290	5,517	76,866
Gain on debt settlement	-	-	(14,176)
Non-cash compensation	631	50,582	207,698

Total Expenses (Income)	246,556	513,229	3,087,459

Net Loss	$(246,556)	$(513,229)	$(3,087,459)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Stockholders' Deficiency
For the Period from December 18, 2002 (Date of Inception) to March 31, 2010				Deficit
(Unaudited)				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Unaudited)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			154,108		154,108
Net loss for the year				(1,992,470)	(1,992,470)
Balance - December 31, 2009	40,114,900	4,011	376,526	(2,840,903)	(2,460,366)
Non-cash compensation			631		631
Net loss for the period				(246,556)	(246,556)
Balance - March 31, 2010	40,114,900	$4,011	$377,157	$(3,087,459)	$(2,706,291)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Cash Flow
(Unaudited)
			Accumulated from
	For the Three Months Ended		December 18, 2002
	March 31,		(Date of Inception)
	2010	2009	to March 31, 2010

Operating Activities
Net loss	$(246,556)	$(513,229)	$(3,087,459)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Non-cash compensation	631	50,582	207,698
Interest accrued to related party	8,978	5,517	66,528
Interest accrued on bank note	9,312		9,312
Gain in debt settlement	-	-	14,176
Accrued management services - related party	104,167	104,167	520,833
Land licensing and development fees	-	-	428,980
Change in operating assets and liabilities		-
Prepaid expense		-
Advanced deposits	242,921		242,921
Accounts payable and accrued liabilities	29,460	346,559	1,024,033
Net cash provided by (used) in operating activities	148,913	(6,404)	(572,978)

Investing Activities
Land licensing & development fees	-	-	(428,980)
Net cash used in investing activities	-	-	(428,980)

Financing Activities
Proceeds of loans from Shareholder	(397,427)	-	193,574
Proceeds of bank loan	245,446		660,073
Gain in debt settlement	-	-	(14,176)
Common stock issued		-	173,470

Net cash provided by (used in) financing activities	(151,981)	-	1,012,941

Increase (decrease) in Cash	(3,068)	(6,404)	10,983
Cash - beginning of period	14,051	6,629	-

Cash - end of period	$10,983	$225	$10,983

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

1.               BUSINESS DESCRIPTION

Organization and Business Description

On January 10, 2008, a change of control of the Company occurred and Rudana Investment Group AG, (“Rudana”) a corporation formed under the laws of Switzerland, became the new majority shareholder of the Company, controlling approximately 70% of the issued and outstanding shares of the Company’s common stock. The Company plans to pursue a business model producing solar generated electrical power and other alternative renewable energies.

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,087,459 for the period from inception (December 18, 2002) to March 31, 2010, has a working capital deficiency of $2,706,291. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital. There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           NOTE PAYABLE – FINANCE COMPANY

In December 2009, the Company borrowed Euro 290,000 (approximately $415,000) from a finance company.  In March 2010 the Company borrowed an additional Euro 180,000 (approximately $245,000) from the finance company and executed a senior promissory note which bears interest at 7.5% per annum and is due on demand.  In addition, the Company conveyed 20% of the Net Profit Rights, as defined, of the sale of the Italian subsidiary referred to below.

3.            DEVELOPMENT FEES

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

Sale of Project Rights

During the first quarter 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy.  Under the terms for the transfer of such ownership, the Company will establish a special purpose company in Italy under which the holders of such rights will obtain ownership in the one-megawatt power plant.  The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company has received 175,000 Euros (approximately $243,000) during the three months ended March 31, 2010.  The amount received is classified as an advanced deposit in the accompanying balance sheet as of March 31, 2010.  The Company expects the balance of such payments to be received during the second quarter 2010.  At the time of transfer of ownership of the one-megawatt power plant to the special purpose company, no additional payment or consideration will be due or payable.

4.           LAND LICENSING

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

The Project San Paolo and Project Puglia which previously were deemed to have been terminated as of the end of 2009 were provided with possibility of revival in respect of proceedings by the Italian Constitutional Court.  On the basis of the decision of the Constitutional Court the Company believes the Projects can be revived if the Italian regional licensing and authorization procedures are revised to comport with newly stated requirements constitutional applicable Italian federal laws or if the applications for the Projects are resubmitted under the long form procedures of Italian federal law.  The period in which the Projects could possibly be revived is uncertain as of the date of this Report.  The Company was not a party to the federal or regional Italian Constitutional Court lawsuit.

5.            STOCKHOLDERS’ DEFICIENCY

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

6.            LEGAL PROCEEDINGS

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that Prime Sun Power, Inc. cease and desist from using the words “Sun Power” in its name. SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark. The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 threatening litigation against the Company for continued use of the words “Sun Power” in its name.  The Company has determined that it will be economically more rational to change the Company’s name rather than engage in protracted litigation with SunCorp.  The Company plans to accomplish the name change during the course of the second and third quarter of 2010.

7.           INCOME TAXES

The Company has available approximately $2,991,000 of net operating loss carry forwards to offset future taxable income, if any.  The carry forwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,000
2025	$19,000
2026	$16,000
2027	$56,000
2028	$695,000
2029 and after	$2,146,000

The Company has a deferred tax asset of approximately $1,047,000 relating to available net operating loss carry forwards for which 100% valuation allowance has been provided.

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

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance will loan the Company a total of 470,000 Euros.  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italia S.r.l. to GPR (the “Net Profit Rights”).

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

Project San Paolo and Project Puglia

On April 15, 2009, the Company entered into four agreements to obtain licenses and land lease call option rights for the development of certain photovoltaic power plant projects in Italy.  These agreements included two Transfer Agreements: one for a project located in San Paolo, Italy (referred to herein as “Project San Paolo”) and one for a project located in Foggia/Apricena, Italy (referred to herein as “Project Puglia” and together with Project San Paolo, the “Projects”).  The Project San Paolo and Project Puglia which previously were deemed to have been terminated as of the end of 2009 were provided with possibility of revival in respect of proceedings by the Italian Constitutional Court.  The Italian Constitutional Court proceedings addressed the regional governmental procedures with respect to authorization of photovoltaic (PV) plants through a simplified “start-of works” declaration.  The Company had previously planned to acquire the two Projects through the simplified regional procedures.  On March 26, 2010, the Italian Constitutional Court declared the simplified regional procedures unconstitutional under Italian law.  On the basis of the decision of the Constitutional Court the Company believes the Projects can be revived if the Italian regional licensing and authorization procedures are revised to comport with newly stated requirements constitutional applicable Italian federal laws or if the applications for the Projects are resubmitted under the long form procedures of Italian federal law.  The period in which the Projects could possibly be revived is uncertain as of the date of this Report.  The Company was not a party to the federal or regional Italian Constitutional Court lawsuit.

Sale of Project Rights

During the first quarter 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy.  Under the terms for the transfer of such ownership, the Company will establish a special purpose company in Italy under which the holders of such rights will obtain ownership in the one-megawatt power plant.  The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company has received 175,000 Euros (approximately $243,000) during the period covered by this Report.  The Company expects the balance of such payments to be received during the second quarter 2010.  At the time of transfer of ownership of the one-megawatt power plant to the special purpose company, no additional payment or consideration will be due or payable.

Revenues

During the three month periods ended March 31, 2010 and March 31, 2009, the Company had no revenues from operations.

Results of Operations

The Company has incurred a significant decrease in expenses during this reporting period from the last comparative period.  Expenses for the three months ended March 31, 2010 were $246,556, as compared to $513,229 for the three months ended March 31, 2009.  The decreased expenses during the last comparative period are related to the Company having minimal personnel requirements.

The Company’s professional fees for the three month period ended March 31, 2010 were $50,000, as opposed to $191,268 for the three month period ended March 31, 2009.  Personnel costs were $19,843 for the period ended March 31, 2010, as opposed to $123,476 for the three month period ended March 31, 2009.  General and administrative expenses increased to $18,998 for the three month period ended March 31, 2010 from $20,219 for the three month period ended March 31, 2009.

From the inception of the Company through March 31, 2010, the Company has accumulated total expenses and total losses of $3,087,459. The Company’s expenses have included $280,426 on consulting and director fees, $767,821 on professional fees, $520,833 on management services, $607,053 on personnel costs, and $211,958 on general and administrative fees.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $3,087,459, including total expenses of $246,556 during the three months ended March 31, 2010.

Our consolidated cash balance at March 31, 2010 was $10,983.  As of March 31, 2010, our total assets were $10,983 and our total liabilities were $2,717,274.  Cash declined from $14,051 as of December 31, 2009, total assets decreased from $14,051 as of December 31, 2009 and total liabilities decreased from $2,474,417 as of December 31, 2009.

During the three months ended March 31, 2010 and through the date of this Report, our primary source of capital has been continued use of proceeds from loans made to the Company during the fourth quarter 2009 and first quarter 2010 from CRG Finance AG in the amount of 470,000 Euros (US$660,073) and proceeds from the sale of rights to a one-megawatt power plant in Italy during the first quarter 2010 in the amount of 179,630 Euros (US$242,921). Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

To date, the Company has received loans in aggregate of $193,574 from Rudana (the “Shareholder Loans”). The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company intends to execute notes setting forth the terms thereof.

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

Between March 14, 2010 and March 25, 2010, the Company entered into a total of sixteen Acquisition Agreements to acquire Turnkey Alternative Energy Plants producing a total of 161.20 mega watts of power.  Fourteen of these Acquisition Agreements were with Partner Capital Group Gmbh; the remaining two were with GEO-Service KG/SAS.  The closing of each of these Acquisition Agreements is contingent on the Company’s ability to secure financing, which the Company is presently seeking.  The parties have agreed that the Company will be provided with the necessary information to perform due diligence on these plants prior to closing.

The Company is presently in negotiations with Partner Capital Group Gmbh and GEO-Service KG/SAS to revise the Acquisition Agreements so that the acquisition of control of these Turnkey Alternative Energy Plants would be accomplished by license and not by sale.

On March 29, 2010 the Company entered into a Frame Agreement (the “Hellenic Frame Agreement”) with Hellenic Technologies Monoprosopi EPE, a company organized in Greece (“Hellenic Technologies”).  Pursuant to the Hellenic Frame Agreement, Hellenic Technologies shall supply the Company with certain materials based on certain work orders delivered by the Company from time to time, in accordance with the terms and conditions of the Hellenic Frame Agreement.  The Hellenic Frame Agreement memorializes certain understandings reached on February 1, 2010.  The Hellenic Frame Agreement shall continue until February 1, 2011.  The Hellenic Frame Agreement shall renew for additional one year terms until notice of non-renewal is given.

Employees

As of March 31, 2010, the Company had only one employee: Olivier de Vergnies, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer.  The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2010.

Subsequent to the period covered by this Report, the Company announced that it has engaged a team of twelve engineers to manage and supervise the Company’s photovoltaic power plant projects.  These engineers are employed by Hellenic Technologies.  The team is lead by Mr. Dimitris Kazantzis, Chief Executive Officer of Hellenic Technologies.  The Company intends to appoint Mr. Kazantzis as its Chief Operations Officer and will appoint him to the Company’s Board of Directors.

The engagement of these engineers is governed by the terms of the Hellenic Frame Agreement.  This team is expected to more than double in personnel over the coming two years.  The team scope of work includes the following activities:

1.	Preparation of requests for proposals for engineering, procurement and construction, operation and maintenance, engaging security contractors, and coordination of responses to requests for proposals.
2.	The qualification and selection of contractors, and the negotiation and finalization of technical contracts.
3.	Design of the overall command and control system of the photovoltaic power plants and coordination of the operation and maintenance planning.
4.
Project management on behalf of the Company, including, system design authority, supervision of engineering, procurement and construction contractors, reporting on projects, acceptance of projects from contractors, handling of technical claims and issues, supervision of maintenance/operation training, and the supervision of handover following grid connection.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2010. Research and development efforts are expected to be overseen by our former Chief Technology Officer, Cesare Boffa, who now serves the Company as a consultant.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.           CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Acting Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s disclosure control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that the Company cease and desist from using the words “Sun Power” in its name.  SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark.  The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 asserting rights to the name “Sun Power.”  The Company has determined that it will be economically more rational to change the Company’s name rather than engage in protracted litigation with SunCorp.  The Company plans to accomplish the name change during the course of the second and third quarter of 2010.

ITEM 1A.         RISK FACTORS

Not Applicable.

ITEM 2:            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:            DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:            RESERVED

Not Applicable.

ITEM 5:            OTHER INFORMATION

Sale of Project Rights

During the first quarter 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy. The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company has received 175,000 Euros (approximately $243,000) during the period covered by this Report. This sale is described in greater detail in Item 2 of this Report, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference thereto.

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

Dated:      May 24, 2010