Form 10-K/A
period 2009-12-31
Prime Sun Power Inc
filed 2010-07-22
CIK 1221554

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

Explanatory Note: This amendment to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal year ended December 31, 2009 except as otherwise indicated.

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

The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is 866-523-5551.

Customers

The Company is a development stage business planning to provide solar power and other renewable energies.  We anticipate that we will do business mainly in Europe, and that our Company will operate solar photovoltaic power plants for which power is produced for sale to local or regional electrical grids.  We intend to enter into strategic alliances with others engaged in the manufacture and/or assembly of solar modules. During the period covered by this Report the Company did not have any customers. As of the end of the period covered by this Report, the Company had not commenced the construction of any solar plants.  We plan to outsource most of the Company’s operations to vendors who will work exclusively for the Company, and while the Company anticipates maintaining the overall project management, control, administration and finance within Company staff.

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

Government Regulation

At the present time, the Company is planning on commencing operations in Italy.  The operation of solar power plants, both in that country and elsewhere, will be subject to extensive national and local regulation at each location in which we will operate, both prior to and after commencing operations.  In particular, the Company’s execution of the Acquisition Agreement (as defined below) will require the Company to comply with Italian regulations relating to the continuing operation of a solar power park.  The Company represented in the Acquisition Agreement that PSP Italia S.r.l. will hold all licenses, consents, permits, approvals and authorizations required for the operation of the solar power plant and its connection to the electrical grid, and that PSP Italia S.r.l. will hold such authorizations for a period of at least twenty years.

The Company currently intends to sell the electrical power it generates through the Italian power company Ente Nazionale per l'Energia eLettrica (Enel).

The Company will require approval from certain government authorities in order to connect to Italy’s National Electricity Transmission Grid.    The generation of electricity in Italy is regulated by the Autorità per l'energia elettrica e il gas (the Italian Regulatory Authority for Electricity and Gas).

Once an operational solar power plant has been constructed in Italy, the Company will require the approval of the Gestore dei Servizi Elettrici (GSE) in order to receive production incentives for solar power.  The GSE is a publicly-owned company which promotes and supports renewable energy in Italy.  Over the past five years, Italy has had some of the world’s most generous incentives for the construction of solar power plants, and continues to have relatively high incentives.

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

The Company shall be responsible for all construction costs for the solar power plant, including costs for sub contractors.  At the present time, the Company is in discussions with the EPC contractors and module suppliers to obtain the final binding offers.  The Company intends to commence construction of the solar power plant in the fourth quarter of 2010 upon completion of the required fund raising.

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

The Company will represent that its subsidiary PSP Italia S.r.l. has good and marketable title to all of its properties and assets, including the solar power plant, free and clear of any liens.  The Company will also represent that PSP Italia S.r.l. will hold all licenses, consents, permits, approvals and authorizations required for the operation of the solar power plant and its connection to the electrical grid, and that PSP Italia S.r.l. will hold such authorizations for a period of at least 20 years.  The Company will also represent that PSP Italia S.r.l. will hold all necessary guarantees and has no obligations (other than related to the right to operate the solar power plant).

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

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros.  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

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

The Company has utilized these 470,000 Euros in the identification of potential locations for the development of solar facilities.  The Company has identified locations which the Company believes are commercially viable for the operation of solar power projects.

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

Our sole officer and director, Olivier de Vergnies, has additional professional responsibilities which could divert management time.  Mr. de Vergnies serves in outside capacities and on other boards from time to time.  In particular, Mr. de Vergnies is presently on the Board of Directors of Rudana Investment Group AG, 4C Controls Inc. and Laureate Resources & Steel Industries Inc.  In addition, Mr. de Vergnies is currently the Chief Operating Officer of Rudana Investment Group AG.  At the present time, Mr. de Vergnies is spending approximately 75% of his professional time on Company activities.  It is the Company’s current plan to raise adequate financing to commence operations, and then have Mr. de Vergnies continue to spend approximately 75% of his time on Company activities, although the Company intends that these activities will change as additional officers and directors are added.  The Company intends to retain a full-time Chief Operating Officer and project management team to run the daily operations of the Company.

Mr. de Vergnies’ affiliation with Rudana Investment Group AG, the Company’s majority shareholder, may create potential conflicts of interest.

Mr. de Vergnies is presently a member of the Board of Directors and the Chief Operating Officer of Rudana Investment Group AG.  The Company acknowledges that these positions may cause conflicts of interest between Mr. de Vergnies’ responsibilities to the Company’s majority shareholder, Rudana Investment Group AG, and his responsibilities to the Company’s other shareholders.  The Company intends to appoint independent directors in the near future.

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

Should GPR suffer financial or other setbacks, the Company could experience significant losses in connection with the Acquisition Agreement.

Subsequent to the period covered by this Report (on March 2, 2010), the Company entered into the Acquisition Agreement with GPR.  Pursuant to the Acquisition Agreement, the Company has agreed to sell to GPR all of the shares of a wholly-owned Italian subsidiary of the Company called PSP Italia S.r.l.  The purchase price for this transaction shall be released by GPR to the Company incrementally on the achievement of certain milestones, with respect to connection of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement.  However, should GPR suffer financial or other set-backs, and is no longer able to pay its agreed purchase price, the Company will need to make other sales arrangements.  The Company may not be able to identify another buyer on the same, or similar, terms as those agreed with GPR.  The Company could lose all of its investment in this transaction.

Should the Company fail to get GPR financing, the transaction contemplated by the Acquisition Agreement may not proceed.

The Acquisition Agreement requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR.  Without such financing, the transaction might not proceed as presently contemplated.

The financing loan of 470,000 Euros which the Company has received from CRG Finance AG will not be adequate for the Company to proceed with the planned construction of solar power plants; should the Company fail to find additional financing, the Company will not be able to proceed with its planned projects.

The Company will need to raise additional funds to proceed with the transactions contemplated by the Acquisition Agreement.  The Company has utilized all of the loan of 470,000 Euros in the identification of potential locations for the development of solar facilities.  The Company has identified locations which the Company believes are commercially viable for the operation of solar power projects.

The Company will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year.  To order to commence construction on all of the Company’s currently contemplated projects, the Company would be required to raise 15,000,000 Euros ($19,218,450) to acquire definitive licenses to own and operate solar parks, and then organize construction bridge loans to pay for the construction of the solar parks.

The Company has entered into an agreement to acquire adequate liability insurance, which may be difficult for the Company to accomplish.

Pursuant to the Acquisition Agreement, the Company will be required to maintain liability insurance in the amount of at least $5,000,000.  Such insurance may be difficult to acquire at an affordable rate, and the Company has not yet received any assurances that such insurance will be available.  Should the Company fail to get adequate liability insurance, the Company will be in breach of the Acquisition Agreement.

The Company has agreed to construct a solar power plant that will continue to remain operational for twenty years, and complying with this provision of the Acquisition Agreement may be challenging.

Pursuant to the Acquisition Agreement, the Company has represented and warranted that the structure of the solar power plant shall remain in viable, suitable and useable condition for a time period of at least twenty years from the date of connection to the electrical grid, and that the solar power plant will produce electric power at the agreed capacity for a time period of at least twenty years.  The Company has agreed that it shall be liable for any defect and damage to the solar power plant or drop in power production. The Company is also representing and warranting that spare parts for the solar power plant will be available for a period of twenty years, and that all relevant licenses relating to the solar power plant will be valid for a period of twenty years.  While the Company intends to satisfy these liabilities, representations and warranties by obtaining back-to-back representations and warranties regarding the same matters from established and reputable subcontractors who will engineer and construct the power plant, it is possible that circumstances beyond the Company’s control could cause a breach of such agreements.

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

At the present time, the Company is planning on commencing operations in Italy.  The Company will require approval from certain government authorities in order to connect to Italy’s National Electricity Transmission Grid.  The generation of electricity in Italy is regulated by the Autorità per l'energia elettrica e il gas (the Italian Regulatory Authority for Electricity and Gas).  Changes in government regulations could reduce or eliminate our ability to profitably operate.

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

Reductions in Italian incentives for the solar industry may adversely impact our business.

Once an operational solar power plant has been constructed in Italy, the Company will require the approval of the Gestore dei Servizi Elettrici (GSE) in order to receive production incentives for solar power.  The GSE is a publicly-owned company which promotes and supports renewable energy in Italy.  Over the past five years, Italy has had some of the world’s most generous incentives for the construction of solar power plants, and continues to have relatively high incentives.  Cuts in these incentives could impact the profitability of the Company.

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

The Company will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year.  To order to commence construction on all of the Company’s currently contemplated projects, the Company would be required to raise 15,000,000 Euros ($19,218,450) to acquire definitive licenses to own and operate solar parks, and then organize construction bridge loans to pay for the construction of the solar parks.

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

Effective as of November 9, 2009, Dr. Cesare Boffa resigned as a member of the Company’s Board of Directors.  Dr. Boffa has also resigned as the Company’s Chief Technology Officer.  He will continue to serve the Company as a consultant on an as-need basis.

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

Paritz & Company, P.A.
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

The Company shall be responsible for all construction costs for the solar power plant, including costs for sub contractors.  At the present time, the Company is in discussions with the EPC contractors and module suppliers to obtain the final binding offers.  The Company intends to commence construction of the solar power plant in the fourth quarter of 2010 upon completion of the required fund raising.

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

ITEM 9A:   CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of Company Management, which consists solely of the Company’s Chief Executive Officer, who also serves in the capacity of acting Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s internal control over financial reporting as of December 31, 2009, the Company’s Management, including its Chief Executive Officer who also serves as its Chief Financial Officer, have concluded that, as of that date, the Company’s internal controls over financial reporting were not effective. The Company intends to take steps to remediate such controls as soon as reasonably possible.

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

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of March, 2010.

Mr. Olivier de Vergnies.   Mr. de Vergnies has served as a Director of the Company since January 16, 2009 and has served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer since June 19, 2009.  Mr. de Vergnies has served since July 1, 2008 as the Chief Operating Officer of Rudana Investment Group AG, the Company’s majority shareholder.  Mr. de Vergnies also served as Chief Executive Officer of 4C Controls Inc. (“4C Controls”) from July 1, 2008 until February 1, 2009.  Mr. de Vergnies has previously served as Vice President, Head of the Middle East Division of Dexia Private Bank (Switzerland), Geneva from 2004 -2008 where he was responsible for Middle Eastern high net worth individuals, business acquisition and retention process, as well as the development of new financial structured products ideas and innovative private asset allocation.  From 2000-2004 Mr. de Vergnies served Dexia Bank, Luxembourg as Vice President, Head of Strategy & Alliances where he was responsible for the marketing strategy and product development for Middle East clients segments across Luxembourg, Switzerland, France, Jersey and the United Kingdom.  Mr. de Vergnies served as Global Strategic Coordinator for the Dexia Private Banking Group Executive Committee and managed the joint ventures optimization process with Banco Popular in Spain, multi-channel distribution, market watch process, international and internal communication.  Mr. de Vergnies currently serves as a director of U.S. public companies 4C Controls Inc. and Laureate Resources & Steel Industries Inc.  While neither the Company’s charter or Nevada law provides any specific qualification that a director must possess, the Company has determined that Mr. de Vergnies’ extensive experience in financial services has provided him with the skills and contacts necessary to assist the Company in negotiating the loans and investments that the Company has needed in the past, and anticipates requiring in the future.

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

ITEM 11:   EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year	Salary	Option Awards	Total
Olivier de Vergnies, Director
Acting Chief Executive Officer and Acting	2009 (2)	$0	$0	$0
Chief Financial Officer (2)	2008 (2)	$0	$0	$0
Frank Juergens,
Chief Operating Officer and Interim Chief	2009 (3)	$58,009	$13,767	$71,776
Executive Officer (3)	2008 (3)	$0	$0	$0
Mathias Kaiser,	2009 (4)	$75,000	$0	$75,000
Chief Financial Officer (4)	2008 (4)	$0	$0	$0
Gerald Sullivan,
Chief Financial Officer and Interim Chief	2009 (5)	$40,903	$0	$40,903
Executive Officer (5)	2008 (5)	$78,500	$0	$78,500

Viktoria Vynnyk, Director, Chief Executive Officer, President and Chief Financial Officer (6)	2008 (6)	$0	$0	$0

Cesare Boffa, Director and Chief Technology	2009 (7)	$212,052	$140,341	$352,393
Officer (7)	2008 (7)	$64,804	$52,959	$117,763

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

(3) Mr. Juergens served as the Company’s Chief Operating Officer and Interim Chief Executive Officer from January 7, 2009 until June 19, 2009.

(4) Mr. Kaiser served as the Chief Financial Officer of the Company from January 7, 2009 until June 19, 2009.  Mr. Kaiser was compensated for his services by Rudana Investment Group AG, our majority shareholder, and he was not separately compensated by the Company.  As 75% of Mr. Kaiser’s time was spent on matters related to the Company, such approximate proportion of his salary paid by Rudana Investment Group AG has been attributed to his services rendered on behalf of the Company.

(5) Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.

(6) Ms. Vynnyk served as our Chief Executive Officer, President and Chief Financial Officer from November 10, 2006 until May 10, 2008.

(7) On September 22, 2008, Cesare Boffa was appointed as a director of the Company and as the Company's Chief Technology Officer. Dr. Boffa was granted stock options for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.90 per share.  The aggregate grant date fair value of the option award was computed in accordance with FASB Accounting Standards Codification Topic 718.

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

Cesare Boffa Employment and Director’s Agreement

On September 22, 2008, the Company entered into an employment agreement with Cesare Boffa regarding his service as the Company’s Chief Technology Officer.  Dr. Boffa’s compensation as the Company’s Chief Technology Officer was 180,000 Euros per annum.  Dr. Boffa has been granted stock options for the purchase of 500,000 shares of the Company’s common stock equal to the fair market value per share as of the date of the employment agreement (the aggregate grant date fair value of the option award was computed in accordance with FASB Accounting Standards Codification Topic 718).  Dr. Boffa will devote less than 50% of his professional working time to the Company.  The employment agreement has a three year term.  On October 6, 2008, the Company entered into a director’s agreement with Dr. Boffa regarding his service as a director of the Company.  Dr. Boffa agreed that he would not receive any compensation other than pursuant to the employment agreement.

Dr. Boffa is no longer the Company’s Chief Technology Officer.  Dr. Boffa is now a consultant to the Company.

Compensation Arrangement with Mathias Kaiser

Mr. Kaiser served as the Chief Financial Officer of the Company from January 7, 2009 until June 19, 2009.  Mr. Kaiser was compensated for his services by Rudana Investment Group AG, our majority shareholder, and he was not separately compensated by the Company.  As 75% of Mr. Kaiser’s time was spent on matters related to the Company, such approximate proportion of his salary paid by Rudana Investment Group AG has been attributed to his services rendered on behalf of the Company.

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

Director Independence

As of the date of this Report we have one director, Olivier de Vergnies.  Our Board of Directors has determined that Mr. de Vergnies is not independent since he has an employment affiliation with our majority shareholder, Rudana Investment Group AG.  The Company has adopted the standards for Director independence contained in the Nasdaq Marketplaces Rule5605(a)(2).

The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee.  Both of these committees currently consist of the entire Board of Directors and operate in accordance with Nasdaq Marketplaces Rule 5605(a)(2). We intend to appoint an audit committee financial expert during the foreseeable future.  Until their resignation, we compensated Mr. Colle, Mr. Gerbo and Dr. Fou for their services as members of the Board of Directors at a rate of $24,000 per annum.

Until his resignation as a director, Dr. Fou also served on the Board of Directors of two other public companies in which Rudana is a majority shareholder at the same rate of compensation as our Company.  Dr. Fou had no relationships pertaining to his services which would compromise his independence as defined under Nasdaq Marketplaces Rules, Rule 5605(a)(2) and as determined by the Board of Directors.

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

Exhibit 10.16
Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17
Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18
Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19
Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20
Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and Prime Sun Power Inc., dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21
Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22
Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23
Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

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

Dated:  July 21, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name:	Olivier de Vergnies
Title:	Director
Dated:	July 21, 2010

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

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

Exhibit 10.16
Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17
Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18
Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19
Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20
Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and Prime Sun Power Inc., dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21
Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22
Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23
Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

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