Form 10-Q
period 2010-06-30
Prime Sun Power Inc
filed 2010-08-20
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐

As of August 20, 2010, the Issuer had 40,114,900 shares of its Common Stock outstanding.

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

Prime Sun Power Inc.
(A development stage company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets

Cash	$688	$14,051

Total Current Assets and Total Assets	$688	$14,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$1,106,912	$994,573
Advanced deposit	242,921	-
Note payable - finance company	660,073	414,626
Accrued management services - related party	625,000	416,667
Accrued interest - related party	70,380	57,550
Accrued interest - bank note	21,519	-
Loan from shareholder	193,574	591,001

Total Current Liabilities and Total Liabilities	2,920,379	2,474,417

Stockholders' Deficiency:
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding at	4,011	4,011
June 30, 2010 and December 31, 2009

Additional paid in capital	377,157	376,526
Deficit accumulated during development stage	(3,300,859)	(2,840,903)

Total Stockholders' Deficiency	(2,919,691)	(2,460,366)

Total Liabilities and Stockholders' Deficiency	$688	$14,051

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

	For the Three		For the Six		Accumulated from
	Months Ended		Months Ended		December 18, 2002
	June 30,		June 30,		(Date of Inception)
					to June 30,
	2010	2009	2010	2009	2010

Revenue	-	-	-	-	-

EXPENSES (INCOME)

Consulting and director fees	-	57,939	34,627	75,939	280,426
Professional fees	56,736	95,266	106,736	286,535	824,557
Management services - related party	104,167	104,167	208,333	208,334	625,000
Personnel costs	19,843	125,490	39,687	248,965	626,896
General & administrative	16,595	26,803	35,593	47,022	228,553
Land licensing and development fees	-	-	-	-	428,980
Interest expense	16,059	8,881	34,349	14,398	92,925
Gain on debt settlement	-	-	-	-	(14,176)
Non-cash compensation	-	51,783	631	102,365	207,698

Total Expenses (Income)	213,400	470,329	459,956	983,558	3,300,859

Net Loss	$(213,400)	$(470,329)	$(459,956)	$(983,558)	$(3,300,859)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	40,114,900	40,114,900	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Cash Flow
(Unaudited)

			Accumulated from
	For the Six Months Ended		December 18, 2002
	June 30,		(Date of Inception)
	2010	2009	to June 30, 2010

Operating Activities
Net loss	$(459,956)	$(983,558)	$(3,300,859)
Adjustments to reconcile net loss to net cash
provided by (used) in operations:
Non-cash compensation	631	102,365	207,698
Interest accrued to related party	12,830	14,398	70,380
Interest accrued on bank note	21,519		21,519
Gain in debt settlement	-	-	14,176
Accrued management services - related party	208,333	208,334	625,000
Land licensing and development fees	-	-	428,980
Change in operating assets and liabilities		-
Prepaid expense		-
Advanced deposits	242,921		242,921
Accounts payable and accrued liabilities	112,340	437,540	1,092,181
Net cash provided by (used) in operating activities	138,618	(220,921)	(598,004)

Investing Activities
Land licensing & development fees	-	-	(428,980)
Net cash used in investing activities	-	-	(428,980)

Financing Activities
Proceeds and repayment of loans from Shareholder	(397,427)	214,400	208,305
Proceeds of finance company	245,446		660,073
Gain in debt settlement	-	-	(14,176)
Common stock issued		-	173,470

Net cash provided by (used in) financing activities	(151,981)	214,400	1,027,672

Increase (decrease) in Cash	(13,363)	(6,521)	688
Cash - beginning of period	14,051	6,629	-

Cash - end of period	$688	$108	$688

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

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

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,300,859 for the period from inception (December 18, 2002) to June 30, 2010 and has a working capital deficiency of $2,919,691 at June 30, 2010. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital. There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           NOTE PAYABLE – FINANCE COMPANY

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of June 30, 2010).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073 as of June 30, 2010).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.

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

Sale of Project Rights

During the first quarter 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy.  Under the terms for the transfer of such ownership, the Company will establish a special purpose company in Italy under which the holders of such rights will obtain ownership in the one-megawatt power plant. The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company received 175,000 Euros (approximately $243,000) in cash during the three months ended March 31, 2010.  During the three months ended June 30, 2010, the purchaser of the rights of ownership in this one-megawatt photovoltaic power plant provided business introduction services to the Company valued at 175,000 Euros in lieu of making an additional cash payment.

Strategic Investment Agreement with Bangkok Solar Power Co., Ltd.

On May 21, 2010, the Company entered into a Strategic Investment Agreement (the “Agreement”) with Bangkok Solar Power Co., Ltd. (“BSP”), a leading manufacturer of PV solar modules and engineering, procurement, construction, and installation (“EPCI”) contractor to acquire up to 6,639,063 shares of the Company’s Common Stock from the Company.  All shares issued to BSP will be subject to a lock-up period until December 31, 2013.

The Company and BSP have agreed to work together in a strategic alliance whereby BSP shall be appointed as the General Contractor to perform the EPCI contract for the Company’s solar power plants for at least 50 megawatts peak per annum until 2013.  BSP and the Company have agreed that BSP will perform the turnkey contract for the engineering, procurement and construction and installation of the Company’s solar power plants, as will be set forth in a separate ECPI agreement.

BSP will purchase the Company’s shares in increments of €400,000 upon activation of each megawatt of peak solar power to be covered by the EPCI service agreement.  The incremental share purchase will only be payable if the EPCI includes a price of at least €3,000,000 per megawatt.  BSP has agreed to purchase a total of 5,176,416 shares of the Company’s common stock (the “Initial Shares”) at a price of €7.73 per share for an aggregate purchase price of €40,000,000.  For the incremental purchase of the Initial Shares, the Company shall issue to BSP an aggregate amount of 1,462,947 shares (the “Bonus Shares”), with each issuance of Bonus Shares proportional to the respective incremental purchase of the Initial Shares.

If all of the strategic alliance shares are acquired, BSP will own 6,639,063 shares of the Company’s common stock, or 14.2% of the Company’s issued and outstanding shares of common stock.  Giving effect to the Bonus Shares together with the purchase price of the Initial Shares, the blended purchase price per share of the 6,639,063 shares of the Company’s common stock to be acquired by BSP consisting of both the Initial Shares and the Bonus Shares will be equal to approximately €6.02 per share (approximately $7.36 per share at June 30, 2010).

In addition to the Initial Shares and the Bonus Shares, BSP shall, with respect to all EPCI relationships between BSP and the Company under which BSP thin film modules are engineered, procured, constructed or installed in the Company’s solar power plants, be permitted to purchase from the Company additional shares of common stock at a purchase price calculated in the same manner as the Initial Shares and Bonus Shares (these shares are described as the “Thin Film Shares”).  BSP shall have the option to purchase the Thin Film Shares provided the purchase price per megawatt for the modules is acceptable for both parties.

The Company has also agreed that any and all management fees allocated from the BSP strategic investment will be capped at six percent (6%) of the proceeds received from the strategic investment by BSP in the Company’s shares.

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

5.            LEGAL PROCEEDINGS

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that Prime Sun Power, Inc. cease and desist from using the words “Sun Power” in its name. SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark. The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 threatening litigation against the Company for continued use of the words “Sun Power” in its name.  The Company has determined that it will be economically more rational to change the Company’s name rather than engage in protracted litigation with SunCorp.  The Company plans to accomplish the name change during the course of the third quarter of 2010.

6.           INCOME TAXES

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

The continuing development of our plans are subject to many uncertainties that present material risks to investors.  In addition, because we have not yet commenced any revenue generating operations, our most recent financial statements will not provide sufficient information to assess our future prospects.  Our likelihood of success must be considered in light of all of the relevant risks. Shareholders of the Company and prospective investors are directed to the Risk Factors discussed in our most recent Annual Report on Form 10-K as filed with the U.S. Securities & Exchange Commission which is publicly available at www.sec.gov.

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

Subsequent to the period covered by this Report, the Parties to the Frame Agreement reached an understanding that they would extend the Frame Agreement through December 31, 2011.

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of June 30, 2010).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073 as of June 30, 2010).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.

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

Sale of Project Rights

During the first quarter 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy.  Under the terms for the transfer of such ownership, the Company will establish a special purpose company in Italy under which the holders of such rights will obtain ownership in the one-megawatt power plant.  The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company received 175,000 Euros (approximately $243,000) in cash during the three months ended March 31, 2010.  During the three months ended June 30, 2010, the purchaser of the rights of ownership in this one-megawatt photovoltaic power plant provided business introduction services to the Company valued at 175,000 Euros in lieu of making an additional cash payment.

Strategic Investment Agreement with Bangkok Solar Power Co., Ltd.

On May 21, 2010, the Company entered into a Strategic Investment Agreement (the “Agreement”) with Bangkok Solar Power Co., Ltd. (“BSP”), a leading manufacturer of PV solar modules and engineering, procurement, construction, and installation (“EPCI”) contractor to acquire up to 6,639,063 shares of the Company’s Common Stock.  All shares issued to BSP will be subject to a lock-up period until December 31, 2013.

The Company and BSP have agreed to work together in a strategic alliance whereby BSP shall be appointed as the General Contractor to perform the EPCI contract for the Company’s solar power plants for at least 50 megawatts peak per annum until 2013.  BSP and the Company have agreed that BSP will perform the turnkey contract for the engineering, procurement and construction and installation of the Company’s solar power plants, as will be set forth in a separate ECPI agreement.

BSP will purchase the Company’s shares in increments of €400,000 upon activation of each megawatt of peak solar power to be covered by the EPCI service agreement.  The incremental share purchase will only be payable if the EPCI includes a price of at least €3,000,000 per megawatt.  BSP has agreed to purchase a total of 5,176,416 shares of the Company’s common stock (the “Initial Shares”) at a price of €7.73 per share for an aggregate purchase price of €40,000,000.  For the incremental purchase of the Initial Shares, the Company shall issue to BSP an aggregate amount of 1,462,947 shares (the “Bonus Shares”), with each issuance of Bonus Shares proportional to the respective incremental purchase of the Initial Shares.

If all of the strategic alliance shares are acquired, BSP will own 6,639,063 shares of the Company’s common stock, or 14.2% of the Company’s issued and outstanding shares of common stock.  Giving effect to the Bonus Shares together with the purchase price of the Initial Shares, the blended purchase price per share of the 6,639,063 shares of the Company’s common stock to be acquired by BSP consisting of both the Initial Shares and the Bonus Shares will be equal to approximately €6.02 per share.

In addition to the Initial Shares and the Bonus Shares, BSP shall, with respect to all EPCI relationships between BSP and the Company under which BSP thin film modules are engineered, procured, constructed or installed in the Company’s solar power plants, be permitted to purchase from the Company additional shares of common stock at a purchase price calculated in the same manner as the Initial Shares and Bonus Shares (these shares are described as the “Thin Film Shares”).  BSP shall have the option to purchase the Thin Film Shares provided the purchase price per megawatt for the modules is acceptable for both parties.

The Company has also agreed that any and all management fees allocated from the BSP strategic investment will be capped at six percent (6%) of the proceeds received from the strategic investment by BSP in the Company’s shares.

The Company will only be able to proceed with the transaction with BSP described in the Agreement once the Company has raised adequate funds to commence operations.

Revenues

During the six month periods ended June 30, 2010 and June 30, 2009, the Company had no revenues from operations.

Results of Operations

The Company has incurred a significant decrease in expenses during this reporting period from the last comparative period.  Expenses for the six months ended June 30, 2010 were $459,956, as compared to $983,558 for the six months ended June 30, 2009.  Expenses for the three months ended June 30, 2010 were $213,400, as compared to $470,329 for the three months ended June 30, 2009. The three and six month periods ended June 30, 2010 experienced declines in consulting and director fees, professional fees, personnel costs, general and administrative costs, and non-cash compensation costs. The Company’s total expenses from inception through June 30, 2010 were $3,300,859.  The Company’s net loss for each of the periods referenced above is equal to the amount for expenses.

The Company’s consulting and director fees for the six month period ended June 30, 2010 were $34,627, as opposed to $75,939 for the six month period ended June 30, 2009.  The Company’s consulting and director fees for the three month period ended June 30, 2010 were $0, as opposed to $57,939 for the three month period ended June 30, 2009.  The Company’s total consulting and director fees from inception through June 30, 2010 were $280,426.

The Company’s professional fees for the six month period ended June 30, 2010 were $106,736, as opposed to $286,535 for the six month period ended June 30, 2009.  The Company’s professional fees for the three month period ended June 30, 2010 were $56,736, as opposed to $95,266 for the three month period ended June 30, 2009.  The Company’s total professional fees from inception through June 30, 2010 were $824,557.

The Company’s fees for management services for the three and six month periods ended June 30, 2010 were essentially unchanged from the three and six month periods ended June 30, 2009 (approximately $104,167 for each three month period and $208,333 for each six month period).  The Company’s fees for management services from inception through June 30, 2010 were $625,000.

The Company’s personnel costs for the six month period ended June 30, 2010 were $39,687, as opposed to $248,965 for the six month period ended June 30, 2009.  The Company’s personnel costs for the three month period ended June 30, 2010 were $19,843, as opposed to $125,490 for the three month period ended June 30, 2009.  The Company’s total personnel costs from inception through June 30, 2010 were $626,896.

The Company’s general and administrative costs for the six month period ended June 30, 2010 were $35,593, as opposed to $47,022 for the six month period ended June 30, 2009.  The Company’s general and administrative costs for the three month period ended June 30, 2010 were $16,595, as opposed to $26,803 for the three month period ended June 30, 2009.  The Company’s total general and administrative costs from inception through June 30, 2010 were $228,553.

The Company has not incurred any fees for land licensing and development in either the three or six months ended June 30, 2010 or 2009.  The Company’s total fees for land licensing and development from inception through June 30, 2010 were $428,980.

The Company’s interest expenses for the six month period ended June 30, 2010 were $34,349, as opposed to $14,398 for the six month period ended June 30, 2009.  The Company’s interest expenses for the three month period ended June 30, 2010 were $16,059, as opposed to $8,881 for the three month period ended June 30, 2009.  The Company’s total interest expenses from inception through June 30, 2010 were $92,925.

The Company’s non-cash compensation costs for the six month period ended June 30, 2010 were $631, as opposed to $102,365 for the six month period ended June 30, 2009.  The Company’s non-cash compensation costs for the three month period ended June 30, 2010 were $0, as opposed to $51,783 for the three month period ended June 30, 2009.  The Company’s total non-cash compensation costs from inception through June 30, 2010 were $207,698.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.

Our total cash balance at June 30, 2010 was $688, which was a decline from a cash balance of $14,051 as of December 31, 2009. As of June 30, 2010, our total assets were also $688, which also declined from $14,051 as of December 31, 2009. Our total liabilities were $2,920,379 as of June 30, 2010, which was an increase from $2,474,417 as of December 31, 2009.

During the six months ended June 30, 2010 and through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company. Our pre-operational activities to date have consumed substantial amounts of cash. Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

To date, the Company has received loans in aggregate of $193,574 from Rudana (the “Shareholder Loans”). The Shareholder Loans include $313,064 loaned by Rudana and $718,689 in Company invoices paid by Rudana, which amounts are offset by reimbursements to Rudana of $823,448 and payments of $14,731 made by the Company on behalf of Rudana. The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company intends to execute notes setting forth the terms thereof.  In addition, the Company’s accrued fees owed for management services received from Rudana from inception through June 30, 2010 total $625,000.

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

Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  We expect that our management will use  the equity proceeds to acquire assets in the form of equity participation into PV-Plants projects in Italy, France and Greece. Current global financial market conditions will be relevant to the Company’s ability to raise funds and make sales in the particular markets in which we will be active. While the Company believes that the opportunity exists to proceed in spite of these factors, major market disruptions, recent adverse changes in global market conditions, and the regulatory climate may affect our business.

The Company will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year. In order to commence construction on all of the Company’s currently contemplated projects, the Company would be required to raise 15,000,000 Euros (approximately $19,220,000) to acquire definitive licenses to own and operate solar parks, and then organize construction bridge loans to pay for the construction of the solar parks.

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

Employees

As of June 30, 2010, the Company had only one employee: Olivier de Vergnies, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer.  The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2010.

On April 27, 2010, the Company announced that it has engaged a team of twelve engineers to manage and supervise the Company’s photovoltaic power plant projects.  These engineers are employed by Hellenic Technologies.  The team is lead by Mr. Dimitris Kazantzis, Chief Executive Officer of Hellenic Technologies.  The Company intends to appoint Mr. Kazantzis as its Chief Operations Officer and will appoint him to the Company’s Board of Directors.

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

Subsequent Events

On July 2, 2010, the Company entered into a Master Acquisition Agreement (the “Master Acquisition Agreement”) with DFD Select Group Ltd. and Enway SAS for the acquisition of special purpose vehicles owning photovoltaic plants in France which collectively will have a capacity of 100 Mega Watts.  Pursuant to the Master Acquisition Agreement, Enway SAS will sell the Company certain projects for which Enway SAS is presently obtaining all of the necessary authorizations for the construction and operation of, including the permits necessary for grid connection.  Prior to closing, the Company shall perform due diligence concerning the projects.  The plants will be constructed according to certain conditions to be mutually determined by the parties to the Master Acquisition Agreement.  The parties to the Master Acquisition Agreement have agreed that the Company will pay Enway SAS according to several options to be determined.  The first option comprises of a payment equal to fifty percent (50%) of the difference between the amount which the project cost to complete and the price at which the Company can re-sell it at.  The second option consists of a set mark-up above costs, in which Enway SAS and DFD Select Group Ltd. may convert the price into either ownership of up to forty-nine (49%) of the particular project that has been developed or into shares of the Company’s common stock at a price per share equal to the average common stock share closing price within the four (4) weeks of trading before the transaction, discounted by twenty-five percent (25%).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of June 30, 2010, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s disclosure control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that the Company cease and desist from using the words “Sun Power” in its name. SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark.  The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 asserting rights to the name “Sun Power.”  The Company has determined that it will be economically more rational to change the Company’s name rather than engage in protracted litigation with SunCorp.  The Company plans to accomplish the name change during the course of the third quarter of 2010.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 21, 2010, the Company entered into a Strategic Investment Agreement with Bangkok Solar Power Co., Ltd. to sell up to 6,639,063 shares of the Company’s Common Stock at price of €7.73 per share, as described in Item 2 of Part 1 above, which is incorporated herein by reference thereto.

The sale of these 6,639,063 shares was made with a non-U.S. person and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

Dated:      August 20, 2010