Form 10-K/A
period 2009-12-31
Prime Sun Power Inc
filed 2010-09-30
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 2

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

SUBSEQUENT EVENTS

Project Acquisition by GPR Global Power Resources Ltd.

On March 2, 2010, the Company entered into a project acquisition agreement (the “Acquisition Agreement”) with GPR Global Power Resources Ltd., a Company formed in Switzerland (“GPR,” and together with the Company, the “Parties”). Pursuant to the Acquisition Agreement, the Company has agreed to sell to GPR all of the shares of a wholly-owned Italian subsidiary of the Company called PSP Italia S.r.l. This subsidiary expects to develop a turnkey alternative energy power plant, utilizing solar power. The purchase price for the shares of PSP Italia S.r.l. shall be a minimum of 4.05 million Euros per mega watt of power produced by the solar power plant. The Acquisition Agreement shall cover up to a total of twenty five mega watts of power, for a total potential sales price of 101.25 million Euros.

The purchase price for this transaction shall be released by GPR to the Company incrementally on each date on which the Company shall connect five mega watts of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement. Thus, payment shall be due to the Company in five equal tranches; for each five mega watts connected, a payment of 20.25 million Euros shall be due and payable to the Company. GPR shall make each tranche of payments within ninety days of the date on which the Company shall connect five mega watts of power to the electrical grid. GPR shall have the right to withhold 10% of the purchase price due to the Company for up to six months as a security for the fulfillment of the Company’s obligations. The purchase price that GPR shall be required to pay may be reduced by the amount of certain cost savings that GPR may assist the Company in making or as a result of certain taxes GPR may be required to pay, in each case as set forth in the Acquisition Agreement. Furthermore, the Parties have agreed that certain specifications concerning this project to be included in the annexes to the Acquisition Agreement have not yet been set, and will be mutually agreed upon by the Parties in the immediate future. The Company and GPR will not finalize these annexes until such time as GPR delivers the Bank Standby Letter described below.

The Acquisition Agreement requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR. The terms of the Acquisition Agreement are subject to review and approval by the relevant third party financing institution. The Acquisition Agreement requires GPR to finance the remainder of the purchase price, and to deliver a Bank Standby Letter of Credit in an amount equal to 20% of the first payment tranche that will be due (4.05 million Euros).

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

Once construction commences, the Company estimates that it will take approximately three to four months to complete the 25 mega watt solar power plant. The Company currently estimates that the costs of production per mega watt will be 3.6 million Euros.

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

The Company will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year. Should the Company fail to raise such funds, the Company will not be able to commence construction of the solar power plants. In order to commence construction on all of the Company’s currently contemplated projects, the Company would be required to raise 15,000,000 Euros ($19,218,450) to acquire definitive licenses to own and operate solar parks, and then organize construction bridge loans to pay for the construction of the solar parks.

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

The Company will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year. Should the Company fail to raise such funds, the Company will be unable to commence construction of the solar power plants. In order to commence construction on all of the Company’s currently contemplated projects, the Company would be required to raise 15,000,000 Euros ($19,218,450) to acquire definitive licenses to own and operate solar parks, and then organize construction bridge loans to pay for the construction of the solar parks.

Project Acquisition by GPR Global Power Resources Ltd.

On March 2, 2010, the Company entered into a project acquisition agreement (the “Acquisition Agreement”) with GPR Global Power Resources Ltd., a Company formed in Switzerland (“GPR,” and together with the Company, the “Parties”).  Pursuant to the Acquisition Agreement, the Company has agreed to sell to GPR all of the shares of a wholly-owned Italian subsidiary of the Company called PSP Italia S.r.l.  This subsidiary expects to develop a turnkey alternative energy power plant, utilizing solar power.  The purchase price for the shares of PSP Italia S.r.l. shall be a minimum of 4.05 million Euros per mega watt of power produced by the solar power plant.  The Acquisition Agreement shall cover up to a total of twenty five mega watts of power, for a total potential sales price of 101.25 million Euros.

The purchase price for this transaction shall be released by GPR to the Company incrementally on each date on which the Company shall connect five mega watts of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement.  Thus, payment shall be due to the Company in five equal tranches; for each five mega watts connected, a payment of 20.25 million Euros shall be due and payable to the Company.  GPR shall make each tranche of payments within ninety days of the date on which the Company shall connect five mega watts of power to the electrical grid.  GPR shall have the right to withhold 10% of the purchase price due to the Company for up to six months as a security for the fulfillment of the Company’s obligations.  The purchase price that GPR shall be required to pay may be reduced by the amount of certain cost savings that GPR may assist the Company in making or as a result of certain taxes GPR may be required to pay, in each case as set forth in the Acquisition Agreement. Furthermore, the Parties have agreed that certain specifications concerning this project to be included in the annexes to the Acquisition Agreement have not yet been set, and will be mutually agreed upon by the Parties in the immediate future.  The Company and GPR will not finalize these annexes until such time as GPR delivers the Bank Standby Letter described below.

The Acquisition Agreement requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR.  The terms of the Acquisition Agreement are subject to review and approval by the relevant third party financing institution.  The Acquisition Agreement requires GPR to finance the remainder of the purchase price, and to deliver a Bank Standby Letter of Credit in an amount equal to 20% of the first payment tranche that will be due (4.05 million Euros).

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

Once construction commences, the Company estimates that it will take approximately three to four months to complete the 25 mega watt solar power plant.  The Company currently estimates that the costs of production per mega watt will be 3.6 million Euros.

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

Prime Sun Power Inc.
(A development stage company)
Statement of Stockholders' Deficiency
For the Period from December 18, 2002 (Date of Inception) to December 31, 2009

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par Value	Paid-in Capital	Stage	Total
	#	($)	($)	($)	($)
Balance - December 18, 2002
(Date of Inception)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			154,108		154,108
Net loss for the period				(1,992,470)	(1,992,470)
Balance - December 31, 2009	40,114,900	$4,011	$376,526	$(2,840,903)	$(2,460,366)

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

8.              SUBSEQUENT EVENTS

Project Acquisition by GPR Global Power Resources Ltd.

On March 2, 2010, the Company entered into a project acquisition agreement (the “Acquisition Agreement”) with GPR Global Power Resources Ltd., a Company formed in Switzerland (“GPR,” and together with the Company, the “Parties”).  Pursuant to the Acquisition Agreement, the Company has agreed to sell to GPR all of the shares of a wholly-owned Italian subsidiary of the Company called PSP Italia S.r.l.  This subsidiary expects to develop a turnkey alternative energy power plant, utilizing solar power.  The purchase price for the shares of PSP Italia S.r.l. shall be a minimum of 4.05 million Euros per mega watt of power produced by the solar power plant.  The Acquisition Agreement shall cover up to a total of twenty five mega watts of power, for a total potential sales price of 101.25 million Euros.

The purchase price for this transaction shall be released by GPR to the Company incrementally on each date on which the Company shall connect five mega watts of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement.  Thus, payment shall be due to the Company in five equal tranches; for each five mega watts connected, a payment of 20.25 million Euros shall be due and payable to the Company.  GPR shall make each tranche of payments within ninety days of the date on which the Company shall connect five mega watts of power to the electrical grid.  GPR shall have the right to withhold 10% of the purchase price due to the Company for up to six months as a security for the fulfillment of the Company’s obligations.  The purchase price that GPR shall be required to pay may be reduced by the amount of certain cost savings that GPR may assist the Company in making or as a result of certain taxes GPR may be required to pay, in each case as set forth in the Acquisition Agreement. Furthermore, the Parties have agreed that certain specifications concerning this project to be included in the annexes to the Acquisition Agreement have not yet been set, and will be mutually agreed upon by the Parties in the immediate future.  The Company and GPR will not finalize these annexes until such time as GPR delivers the Bank Standby Letter described below.

The Acquisition Agreement requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR.  The terms of the Acquisition Agreement are subject to review and approval by the relevant third party financing institution.  The Acquisition Agreement requires GPR to finance the remainder of the purchase price, and to deliver a Bank Standby Letter of Credit in an amount equal to 20% of the first payment tranche that will be due (4.05 million Euros).

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

Once construction commences, the Company estimates that it will take approximately three to four months to complete the 25 mega watt solar power plant. The Company currently estimates that the costs of production per mega watt will be 3.6 million Euros.

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

(2) Mr. Juergens served as the Company’s Chief Operating Officer and Interim Chief Executive Officer from January 7, 2009 until June 19, 2009.  Mr. Juergens was granted options to purchase 50,000 shares of the Company’s common stock, however, such options were cancelled upon his resignation from the Company prior to the end of the fiscal year.

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

Dated:  September 30, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Olivier de Vergnies
Name:	Olivier de Vergnies
Title:	Director
Dated:	September 30, 2010

Exhibit Index

Exhibit No.	Description of Exhibits
Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

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