Form 10-Q/A
period 2010-03-31
Prime Sun Power Inc
filed 2010-09-30
CIK 1221554

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

Explanatory Note: This amendment to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal quarter ended March 31, 2010 except as otherwise indicated.

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
(Unaudited)

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

2.            NOTE PAYABLE – FINANCE COMPANY

In December 2009, the Company borrowed Euro 290,000 (approximately $415,000) from a finance company, CRG Finance AG.  In March 2010 the Company borrowed an additional Euro 180,000 (approximately $245,000) from CRG Finance AG and executed a senior promissory note which bears interest at 7.5% per annum and is due on demand.  In addition, the Company conveyed 20% of the Net Profit Rights, as defined, of the sale of the Italian subsidiary referred to below.  CRG Finance AG is not affiliated with the Company other than as a third party lender.

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