Form 10-Q
period 2010-09-30
Prime Sun Power Inc
filed 2010-11-22
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☒ No ☐

As of November 19, 2010, the Issuer had 40,114,900 shares of its Common Stock outstanding.

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

SPECIAL NOTE REGARDING VOLUNTARY FILER STATUS

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

PART I           FINANCIAL INFORMATION

Prime Sun Power Inc.
(A development stage company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets

Cash	$250	$14,051

Total Current Assets and Total Assets	$250	$14,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$1,165,484	$994,573
Advanced deposit	242,921	-
Note payable - finance company	660,073	414,626
Accrued management services - related party	729,167	416,667
Accrued interest - related party	74,322	57,550
Accrued interest - bank note	33,861	-
Loan from shareholder	196,074	591,001

Total Current Liabilities and Total Liabilities	3,101,902	2,474,417

Stockholders' Deficiency:
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding at	4,011	4,011
September 30, 2010 and December 31, 2009

Additional paid in capital	377,157	376,526
Deficit accumulated during development stage	(3,482,820)	(2,840,903)

Total Stockholders' Deficiency	(3,101,652)	(2,460,366)

Total Liabilities and Stockholders' Deficiency	$250	$14,051

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
(Unaudited) Statement of Operations

	For the Three		For the Nine		Accumulated from
	Months Ended		Months Ended		December 18, 2002
	September 30,		September 30,		(Date of Inception)
					to September 30,
	2010	2009	2010	2009	2010

Revenue	-	-	-	-	-

EXPENSES (INCOME)

Consulting and director fees	-	14,000	34,627	89,939	280,426
Professional fees	52,000	22,859	158,736	309,395	876,557
Management services - related party	104,167	104,167	312,500	312,500	729,167
Personnel costs	7,500	46,859	47,187	295,824	634,396
General & administrative	2,010	3,854	37,603	50,876	230,563
Land licensing and development fees	-	-	-	-	428,980
Interest expense	16,284	15,584	50,633	29,982	109,209
Gain on debt settlement	-	-	-	-	(14,176)
Non-cash compensation	-	48,114	631	150,479	207,698

Total Expenses (Income)	181,961	255,437	641,917	1,238,995	3,482,820

Net Loss	$(181,961)	$(255,437)	$(641,917)	$(1,238,995)	$(3,482,820)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Shares Outstanding	40,114,900	40,114,900	40,114,900	40,114,900

Share data has been adjusted to reflect the stock dividend effective February 4, 2008

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Stockholders' Deficiency
For the Period from December 18, 2002 (Date of Inception) to September 30, 2010				Deficit
(Unaudited)				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Unaudited)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			154,108		154,108
Net loss for the year				(1,992,470)	(1,992,470)
Balance - December 31, 2009	40,114,900	4,011	376,526	(2,840,903)	(2,460,366)
Non-cash compensation			631		631
Net loss for the period				(641,917)	(641,917)
Balance - September 30, 2010	40,114,900	$4,011	$377,157	$(3,482,820)	$(3,101,652)

See Notes to Financial Statements

Prime Sun Power Inc.
(A development stage company)
Statement of Cash Flow
(Unaudited)
			Accumulated from
	For Nine Months Ended		December 18, 2002
	September 30,		(Date of Inception)
	2010	2009	to September 30, 2010

Operating Activities
Net loss	$(641,917)	$(1,238,995)	$(3,482,820)
Adjustments to reconcile net loss to net cash
provided by (used) in operations:
Non-cash compensation	631	150,479	207,698
Interest accrued to related party	16,772	29,982	74,322
Interest accrued on bank note	33,861	-	33,861
Gain in debt settlement	-	-	14,176
Accrued management services - related party	312,500	312,500	729,167
Land licensing and development fees	-	-	428,980
Change in operating assets and liabilities	-	-	-
Prepaid expense	-	-	-
Advanced deposits	242,921	-	242,921
Accounts payable and accrued liabilities	170,912	484,092	1,165,484
Net cash provided by (used) in operating activities	135,680	(261,942)	(586,211)

Investing Activities
Land licensing & development fees	-	(283,080)	(428,980)
Net cash used in investing activities	-	(283,080)	(428,980)

Financing Activities
Proceeds of loans from Shareholder	(394,927)	538,399	196,074
Proceeds of bank loan	245,446	-	660,073
Gain in debt settlement	-	-	(14,176)
Common stock issued		-	173,470

Net cash provided by (used in) financing activities	(149,481)	538,399	1,015,441

Increase (decrease) in Cash	(13,801)	(6,623)	250
Cash - beginning of period	14,051	6,629	-

Cash - end of period	$250	$6	$250

See Notes to Financial Statements

PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,482,820 for the period from inception (December 18, 2002) to September 30, 2010 and has a working capital deficiency of $3,101,652 at September 30, 2010. The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital. There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           NOTE PAYABLE – FINANCE COMPANY

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of September 30, 2010).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).  CRG Finance AG is not affiliated with the Company other than as a third party lender.

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073 as of September 30, 2010).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.

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

Sale of Project Rights

During the first quarter 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy.  Under the terms for the transfer of such ownership, the Company will establish a special purpose company in Italy under which the holders of such rights will obtain ownership in the one-megawatt power plant. The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company received 175,000 Euros (approximately $243,000) in cash during the three months ended March 31, 2010.  During the three months ended June 30, 2010, the purchaser of the rights of ownership in this one-megawatt photovoltaic power plant provided business introduction services to the Company valued at 175,000 Euros in lieu of making an additional cash payment.  Should the Company fail to complete its obligation to develop this power plant, the Company will be obligated to return the purchase price.  Thus, the purchase price received by the Company pursuant to this transaction has been recorded on the Company’s balance sheet as a deposit, and not as revenue.

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

If all of the strategic alliance shares are acquired, BSP will own 6,639,063 shares of the Company’s common stock, or 14.2% of the Company’s issued and outstanding shares of common stock.  Giving effect to the Bonus Shares together with the purchase price of the Initial Shares, the blended purchase price per share of the 6,639,063 shares of the Company’s common stock to be acquired by BSP consisting of both the Initial Shares and the Bonus Shares will be equal to approximately €6.02 per share (approximately $8.21 per share at September 30, 2010).

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

5.            LEGAL PROCEEDINGS

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that Prime Sun Power, Inc. cease and desist from using the words “Sun Power” in its name. SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark. The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 threatening litigation against the Company for continued use of the words “Sun Power” in its name.  The Company has determined that it will be economically more rational to change the Company’s name rather than engage in protracted litigation with SunCorp.  The Company plans to accomplish the name change during the course of the first quarter of 2011.

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

The purchase price for this transaction shall be released by GPR to the Company incrementally on each date on which the Company shall connect five mega watts of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement. Thus, payment shall be due to the Company in five equal tranches; for each five mega watts connected, a payment of 20.25 million Euros shall be due and payable to the Company. GPR shall make each tranche of payments within ninety days of the date on which the Company shall connect five mega watts of power to the electrical grid. GPR shall have the right to withhold 10% of the purchase price due to the Company for up to six months as a security for the fulfillment of the Company’s obligations. The purchase price that GPR shall be required to pay may be reduced by the amount of certain cost savings that GPR may assist the Company in making or as a result of certain taxes GPR may be required to pay, in each case as set forth in the Acquisition Agreement. Furthermore, the Parties have agreed that certain specifications concerning this project to be included in the annexes to the Acquisition Agreement have not yet been set, and will be mutually agreed upon by the Parties in the immediate future. The Company and GPR will not finalize these annexes until such time as GPR delivers the Bank Standby Letter described below.  The Acquisition Agreement will not be fully enforceable until the annexes are fully completed and signed by the parties.

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

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of September 30, 2010).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073 as of September 30, 2010).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.

The Company has utilized these 470,000 Euros in the identification of potential locations for the development of solar facilities.  The Company has identified locations which the Company believes are commercially viable for the operation of solar power projects.  The locations the Company has identified are in Southern Italy in the Puglia Region, including the provinces of Lecce, Foggia, Taranto and Brindisi. The rights to utilize these lands have been secured by the Company’s local partners through land options. The relevant local authorities are currently reviewing the grant of permits for these properties. When permits are granted by such authorities (which is expected by the end of 2010), the Company will be permitted to commence the development of these locations once the necessary funds are raised. The process of developing these locations will take approximately three to four months.

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

Sale of Project Rights

During the first quarter of 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy.  Under the terms for the transfer of such ownership, the Company will establish a special purpose company in Italy under which the holders of such rights will obtain ownership in the one-megawatt power plant.  The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company received 175,000 Euros (approximately $243,000) in cash during the three months ended March 31, 2010.  During the three months ended June 30, 2010, the purchaser of the rights of ownership in this one-megawatt photovoltaic power plant provided business introduction services to the Company valued at 175,000 Euros in lieu of making an additional cash payment.  Should the Company fail to complete its obligation to develop this power plant, the Company will be obligated to return the purchase price.  Thus, the purchase price received by the Company pursuant to this transaction has been recorded on the Company’s balance sheet as a deposit, and not as revenue.

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

Master Acquisition Agreement with DFD Select Group Ltd. and Enway SAS

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

At the present time, the Company believes that the costs for developing these photovoltaic plants will average approximately 3.5 Million Euros per mega watt.  The costs for this project will be paid by the French Special Purpose Vehicle (SPV) that will be created for the photovoltaic plants. The costs will then be shared according to the ownership of each SPV.  To date, DFD Select Group Ltd. and Enway SAS have incurred costs in connection with the development of this project; the Company has not incurred significant costs.  To date, neither party has paid any consideration to the other, for entering into the Master Acquisition Agreement or otherwise.

Master Acquisition Agreement with Superserve Ltd.

On August 20, 2010, the Company entered into a Master Acquisition Agreement (the “Superserve Agreement”) with Superserve Ltd. (“Superserve”) for the acquisition of special purpose vehicles owning the licenses to build photovoltaic plants in Greece which collectively will have a capacity of up to 25 Mega Watts.  Pursuant to the Superserve Agreement, Superserve will sell the Company up to ten projects for which Superserve is presently obtaining all of the necessary authorizations for the construction and operation of, including the permits necessary for grid connection.  Prior to closing, Superserve will have completed the acquisition of the licenses and the Company shall have performed due diligence concerning the projects.  The plants will be constructed according to certain conditions to be mutually determined by the parties to the Superserve Agreement and third party contractors.  This transaction will be contingent on the Company’s ability to raise adequate financing.

At the present time, the Company believes that the costs for developing these photovoltaic plants will average approximately 3.5 Million Euros per mega watt.  The costs for this project will be paid by the Greek Special Purpose Vehicle (SPV) that will be created for the photovoltaic plants. In addition to paying construction costs, if the project proceeds, the Company will pay Superserve 30,000 Euros for each of the ten projects, plus 30,000 Euros for each 500 kilowatts that are connected to the grid.  To date, neither party has paid any consideration to the other, for entering into the Superserve Agreement or otherwise.

Revenues

During the three and nine month periods ended September 30, 2010 and September 30, 2009, the Company had no revenues from operations.

Results of Operations

The Company has incurred a significant decrease in expenses during this reporting period from the last comparative period.  Expenses for the nine months ended September 30, 2010 were $641,917, as compared to $1,238,995 for the nine months ended September 30, 2009.  Expenses for the three months ended September 30, 2010 were $181,961, as compared to $255,437 for the three months ended September 30, 2009.  The three and nine month periods ended September 30, 2010 experienced declines in consulting and director fees, personnel costs, general and administrative costs, and non-cash compensation costs. The Company’s total expenses from inception through September 30, 2010 were $3,482,820.  The Company’s net loss for each of the periods referenced above is equal to the amount for expenses.

The Company’s consulting and director fees for the nine month period ended September 30, 2010 were $34,627, as compared to $89,939 for the nine month period ended September 30, 2009.  The Company’s consulting and director fees for the three month period ended September 30, 2010 were $0, as compared to $14,000 for the three month period ended September 30, 2009.  The Company’s total consulting and director fees from inception through September 30, 2010 were $280,426.

The Company’s professional fees for the nine month period ended September 30, 2010 were $158,736, as compared to $309,395 for the nine month period ended September 30, 2009.  The Company’s professional fees for the three month period ended September 30, 2010 were $52,000, as compared to $22,859 for the three month period ended September 30, 2009.  The Company’s total professional fees from inception through September 30, 2010 were $876,557.

The Company’s fees for management services for the nine month periods ended September 30, 2010 and September 30, 2009 were both $312,5000.  The Company’s fees for management services for the three month periods ended September 30, 2010 and September 30, 2009 were both $104,167.  The Company’s fees for management services from inception through September 30, 2010 were $729,167.

The Company’s personnel costs for the nine month period ended September 30, 2010 were $47,187, as compared to $295,824 for the nine month period ended September 30, 2009.  The Company’s personnel costs for the three month period ended September 30, 2010 were $7,500, as compared to $46,859 for the three month period ended September 30, 2009.  The Company’s total personnel costs from inception through September 30, 2010 were $634,396.

The Company’s general and administrative costs for the nine month period ended September 30, 2010 were $37,603, as compared to $50,876 for the nine month period ended September 30, 2009.  The Company’s general and administrative costs for the three month period ended September 30, 2010 were $2,010, as compared to $3,854 for the three month period ended September 30, 2009.  The Company’s total general and administrative costs from inception through September 30, 2010 were $230,563.

The Company has not incurred any fees for land licensing and development in either the three or nine months ended September 30, 2010 or 2009.  The Company’s total fees for land licensing and development from inception through September 30, 2010 were $428,980.

The Company’s interest expenses for the nine month period ended September 30, 2010 were $50,633, as compared to $29,982 for the nine month period ended September 30, 2009.  The Company’s interest expenses for the three month period ended September 30, 2010 were $16,284, as compared to $15,584 for the three month period ended September 30, 2009.  The Company’s total interest expenses from inception through September 30, 2010 were $109,209.

The Company’s non-cash compensation costs for the nine month period ended September 30, 2010 were $631, as compared to $150,479 for the nine month period ended September 30, 2009.  The Company’s non-cash compensation costs for the three month period ended September 30, 2010 were $0, as compared to $48,114 for the three month period ended September 30, 2009.  The Company’s total non-cash compensation costs from inception through September 30, 2010 were $207,698.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.

Our total cash balance at September 30, 2010 was $250, which was a decline from a cash balance of $14,051 as of December 31, 2009.  As of September 30, 2010, our total assets were also $250, which also declined from $14,051 as of December 31, 2009.  Our total liabilities were $3,101,902 as of September 30, 2010, which was an increase from $2,474,417 as of December 31, 2009.

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

To date, the Company has received loans in aggregate of $196,074 from Rudana (the “Shareholder Loans”). The Shareholder Loans include $313,064 loaned by Rudana and $721,189 in Company invoices paid by Rudana, which amounts are offset by reimbursements to Rudana of $823,448 and payments of $14,731 made by the Company on behalf of Rudana.  The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company intends to execute notes setting forth the terms thereof.  In addition, the Company’s accrued fees owed for management services received from Rudana from inception through September 30, 2010 total $729,167.

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

The Acquisition Agreement dated March 2, 2010 between the Company and GPR Global Power Resources Ltd. requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR Global Power Resources Ltd. The terms of the Acquisition Agreement are subject to review and approval by the relevant third party financing institution. The Acquisition Agreement requires GPR Global Power Resources Ltd. to finance the remainder of the purchase price, and to deliver a Bank Standby Letter of Credit in an amount equal to 20% of the first payment tranche that will be due (4.05 million Euros).

The Company has engaged in discussions with financial institutions to arrange the long-term debt financing of 80% of the purchase price, however, the Company has received no commitments for these funds, and will not be able to secure such a commitment until GPR Global Power Resources Ltd. delivers a Bank Standby Letter of Credit.  The Company anticipates that it will receive a definitive response regarding GPR’s ability to deliver this Letter of Credit by the end of the year.

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

Employees

As of September 30, 2010, the Company had only one employee: Olivier de Vergnies, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer.

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

Research and Development

The Company anticipates that any future research and development efforts will be overseen by its former Chief Technology Officer, Cesare Boffa, who now serves the Company as a consultant.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.           CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of September 30, 2010, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The Company’s bookkeeping and accounting functions are overseen by a single individual who serves as a consultant to the Company, which prevents us from segregating duties within the Company’s disclosure control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that the Company cease and desist from using the words “Sun Power” in its name. SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark.  The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 asserting rights to the name “Sun Power.”  The Company has determined that it will be economically more rational to change the Company’s name rather than engage in protracted litigation with SunCorp.  The Company plans to accomplish the name change during the course of the fourth quarter of 2010.

ITEM 1A.         RISK FACTORS

Not Applicable.

ITEM 2:           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:           RESERVED

Not Applicable.

ITEM 5:           OTHER INFORMATION

Master Acquisition Agreement with Superserve Ltd.

On August 20, 2010, the Company entered into a Master Acquisition Agreement with Superserve Ltd.  This agreement is described in greater detail in Item 2 of this Report, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference thereto.

ITEM 6.          EXHIBITS

Exhibit	Description

10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010.

10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME SUN POWER INC.

By:	/s/ Olivier de Vergnies
	Name:	Olivier de Vergnies
	Title:	Acting Chief Executive Officer,
Acting Principal Financial Officer and
Acting Principal Accounting Officer

Dated:      November 22, 2010