Form 10-K
period 2010-12-31
3Power Energy Group Inc.
filed 2011-04-15
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   333-103647

3Power Energy Group Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0393197
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

100 Wall Street, 21st Floor
New York, NY 10005
(Address of principal executive offices)

011 44 203 318 2995
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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,538,888 at June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 40,114,900 shares of Common Stock, par value $.0001, outstanding as of March 31, 2011.

TABLE OF CONTENTS

ITEM 1: BUSINESS	4

ITEM 1A: RISK FACTORS	11

ITEM 1B: UNRESOLVED STAFF COMMENTS	16

ITEM 2: PROPERTIES	16

ITEM 3: LEGAL PROCEEDINGS	16

ITEM 4: RESERVED	16

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17

ITEM 6: SELECTED FINANCIAL DATA	18

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24

ITEM 9A: CONTROLS AND PROCEDURES	23

ITEM 9B: OTHER INFORMATION	25

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	26

ITEM 11: EXECUTIVE COMPENSATION	30

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	33

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	35

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES	36

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	37

SIGNATURES	40

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to 3Power Energy Group Inc. (formerly known as Prime Sun Power Inc.).

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

PART I

ITEM 1: BUSINESS

Corporate Information

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp.  On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter of the year ended December 31, 2008, we began considering a new business model involving solar power and other renewable energies.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” The Company’s common stock is traded on the National Association of Securities Dealers Inc.’s over-the-counter bulletin board.  On March 30, 2011, the Company changed its name to 3Power Energy Group Inc.

The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is 011 44 203 318 2995.

Customers

As of the period covered by this Report, the Company is a development stage business planning to provide solar power and other renewable energies and we anticipate that we will do business mainly in Europe, and that our Company will operate solar photovoltaic power plants for which power is produced for sale to local or regional electrical grids.  We intend to enter into strategic alliances with others engaged in the manufacture and/or assembly of solar modules. During the period covered by this Report the Company did not have any customers. As of the end of the period covered by this Report, the Company had not commenced the construction of any solar plants.  We plan to outsource most of the Company’s operations to vendors who will work exclusively for the Company, and while the Company anticipates maintaining the overall project management, control, administration and finance within Company staff.  Subsequent to the period covered by this Report, we have determined to expand the scope of our activity to develop and operate wind power plants in Chile and other countries worldwide.

Management

During the year ended December 31, 2010, the Company’s sole officer and director was Olivier de Vergnies.  On February 25, 2011, Mr. de Vergnies resigned as the Company’s Acting Chief Executive Officer, Acting Chief Financial Officer and sole director.  As of the date of this Report, Toby Durrant is the Company’s Chief Investment Officer and Company’s Acting Chief Executive Officer and Acting Chief Financial Officer.  The Company’s sole director is Mr. Durrant.

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

Government Regulation

With respect to the period covered by this Report, the Company is planning on commencing operation of solar power plants, both in Italy and elsewhere. Such operations will be subject to extensive national and local regulation at each location in which we will operate, both prior to and after commencing operations.  In particular, the Company’s execution of the Acquisition Agreement (as defined below) will require the Company to comply with Italian regulations relating to the continuing operation of a solar power park.  The Company represented in the Acquisition Agreement that PSP Italia S.r.l. will hold all licenses, consents, permits, approvals and authorizations required for the operation of the solar power plant and its connection to the electrical grid, and that PSP Italia S.r.l. will hold such authorizations for a period of at least twenty years.

The Company intends to sell the electrical power it generates through the Italian power company Ente Nazionale per l'Energia eLettrica (Enel).

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

The Company expects to be subject to significant levels of regulation in other countries in which it undertakes operations in the future.

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

The purchase price for this transaction shall be released by GPR to the Company incrementally on each date on which the Company shall connect five mega watts of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement.  Thus, payment shall be due to the Company in five equal tranches; for each five mega watts connected, a payment of 20.25 million Euros shall be due and payable to the Company.  GPR shall make each tranche of payments within ninety days of the date on which the Company shall connect five mega watts of power to the electrical grid.  GPR shall have the right to withhold 10% of the purchase price due to the Company for up to six months as a security for the fulfillment of the Company’s obligations.  The purchase price that GPR shall be required to pay may be reduced by the amount of certain cost savings that GPR may assist the Company in making or as a result of certain taxes GPR may be required to pay, in each case as set forth in the Acquisition Agreement. Furthermore, the Parties have agreed that certain specifications concerning this project to be included in the annexes to the Acquisition Agreement have not yet been set, and will be mutually agreed upon by the Parties in the immediate future.  The Company and GPR will not finalize these annexes until such time as GPR delivers the Bank Standby Letter described below. The Acquisition Agreement will not be fully enforeceable until the annexes are fully completed and signed by the parties.

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

The Company shall be responsible for all construction costs for the solar power plant, including costs for sub contractors. The Company intends to commence construction of the solar power plant upon completion of the required fund raising.

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

The Acquisition Agreement was initiated and executed pursuant to the terms of a frame Agreement for PV-Plant Acquisitions (the “Frame Agreement”) entered into by the Parties on November 18, 2009.  Pursuant to the Frame Agreement, the Parties established a general outline and framework under which the Company would develop a series of solar power plants (“PV Plants”) in Italy.  The Parties agreed in the Frame Agreement that the Company would have a goal of developing 100 mega watts of power.  The Parties agreed that as each project was finalized by the Company, the Company would offer such solar power plant to GPR for purchase.  The purchase price, as set forth in the Frame Agreement, would not exceed: (i) 4.1 million Euros per mega watt for PV Plants grid connected in 2010 in the event that the Company delivers long-term debt funding of 85% or more; or (ii) 4.05 million Euros per mega watt for PV Plants grid connected in 2010 in the event that the Company delivers long-term debt funding of 80% or more.  Under the terms of the Frame Agreement, the parties determined that upon definitive agreement regarding the terms and conditions for acquisition of the solar PV Plants, the Parties would enter into a separate binding acquisition agreement for each such PV Plant.  Under the Frame Agreement, the Parties agreed that if they could not reach definitive agreement on all parameters relating to the acquisition, the Company would be free to offer that particular PV Plant to any third party investor.  The Parties agreed that GPR would undertake to deliver at signing of the first specific acquisition agreement a rollover Bank Standby Letter of Credit in the amount of 100% of the equity portion of the purchase price for the first 5 mega watts, which shall be carried forward for the next tranches of 5 mega watts each.  This letter of credit would be subject to the condition of the prior occurrence of the (i) grid connection of the solar power plant as defined in such acquisition agreement and the closing of such acquisition agreement; and (ii) the provision of long-term debt funding at a debt-equity ratio of 80:20 or at a higher debt rate and overall terms acceptable to GPR.  The form of the Standby Letter of Credit will be subject to the approval and acceptance of the bank providing the long term debt.  The Parties agreed the acquisition agreements will be subject to the delivery of long-term debt funding by the Company of at least 80% under terms and conditions acceptable for GPR.  The Parties further agreed that the Company would deliver specified due diligence documentation.  Neither Party may assign the Frame Agreement.  The Frame Agreement is governed by Swiss Law, and the jurisdiction of any dispute is Zurich, Switzerland.  On March 2, 2010, the Parties entered into the first of the acquisition agreement as contemplated under the Frame Agreement for the sale to GPR of a 25 megawatt power plant, as described above.

The Parties to the Frame Agreement subsequently reached an understanding that they would extend the Frame Agreement through December 31, 2011.

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

The Company has utilized these 470,000 Euros in the identification of potential locations for the development of solar facilities.  The Company has identified locations which the Company believes are commercially viable for the operation of solar power projects.  The locations the Company has identified are in Southern Italy in the Puglia Region, including the provinces of Lecce, Foggia, Taranto and Brindisi. The rights to utilize these lands have been secured by the Company’s local partners through land options. The relevant local authorities are currently reviewing the grant of permits for these properties. When permits are granted by such authorities, the Company will be permitted to commence the development of these locations once the necessary funds are raised. The process of developing these locations will take approximately three to four months.

SUBSEQUENT EVENTS

Planned Acquisition of Seawind International Ltd. and Seawind Energy Limited

The Company previously entered into a term sheet with Seawind International Ltd., (“Seawind International” and together with the Company, the “Parties”).  The Parties have subsequently agreed that the Company will first acquire an affiliate, Seawind Energy Limited, and thereafter plan to acquire Seawind International (such transactions are referred to herein as the “Acquisitions” and the entities are collectively referred to as the “Seawind Companies”).

The Company and the Seawind Companies expect to complete mutually acceptable definitive Acquisition agreements containing customary representations, warranties, covenants and ancillary agreements very shortly.  Rudana Investment Group AG, the majority shareholder of the Company (“Rudana”), and the Seawind principals also intend to enter into a shareholders agreement.  The Company expect to close the Acquisitions following completion of satisfactory legal due diligence and final completion of the 2010 audit of the financial statements of the Seawind Companies.

In anticipation of the Closing, the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares prior to issuing shares in exchange for the acquisition of the Seawind Companies.  At or prior to the closing of the Seawind acquisition, the Company anticipates increasing the members of the Board of Directors.

Resignation of Olivier de Vergnies as Acting Chief Executive Officer, Acting Chief Financial Officer and Director; Appointment of Toby Durrant

Effective as of February 25, 2011, Mr. Olivier de Vergnies has resigned as a member of the Board of Directors of the Company, and as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer. Mr. Toby Durrant, the Company’s Chief Investment Officer, has assumed the duties of Acting Chief Executive Officer and Acting Chief Financial Officer.  On April 14, 2011, Mr. Durrant became a member of the Board of Directors.

Credit Facility

On March 10, 2011, the Company entered into a Financing and Security Agreement with CR&P Holding S.p.A., an Italian investment group, for a $50 million loan.  The Company intends to use the facility to finance photovoltaic, wind and hydro power plant development projects and prospective acquisitions in Italy, France Turkey, Albania and Chile.  The proceeds of the loan will principally be utilized to finance the equity portion of the first projects from the Company’s existing pipeline as well as to cover some of the Company’s operational expenses and predevelopment costs.

The loan is being made available to the Company at a fixed rate of 5% per annum for a period of 10 years. In addition, the lender will also receive 20% of the annual net profits derived from each project for the duration of the loan.  The loan will be secured by the assets of each special purpose project subsidiary holding company. Each draw of the loan amount by the Company will be subject to customary due diligence by the lender.  The Company’s management is coordinating with CR&P in regard to the selected projects details and use of loan proceeds information in order to finalize the loan proceeds disbursement plans.

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

We maintain an Internet website at www.primesunpower.com. In addition to news and other information about our company, we make available on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission and copies of our Code of Ethics. The information available on our website is provided for convenience only and is not incorporated into this Report.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

3Power Energy Group Inc.
100 Wall Street, 21st Floor
New York, NY 10005
Telephone: 011 44 203 318 2995
Attention: Toby Durrant

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

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors issued an opinion in their audit report dated April 14, 2011 expressing uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our Company could lose their entire investment.

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

On March 2, 2010, the Company entered into the Acquisition Agreement with GPR.  Pursuant to the Acquisition Agreement, the Company has agreed to sell to GPR all of the shares of a wholly-owned Italian subsidiary of the Company called PSP Italia S.r.l.  The purchase price for this transaction shall be released by GPR to the Company incrementally on the achievement of certain milestones, with respect to connection of the solar power plant to the Italian National Grid as enumerated in the Acquisition Agreement.  However, should GPR suffer financial or other set-backs, and is no longer able to pay its agreed purchase price, the Company will need to make other sales arrangements.  The Company may not be able to identify another buyer on the same, or similar, terms as those agreed with GPR.  The Company could lose all of its investment in this transaction.

Should the Company fail to get GPR financing, the transaction contemplated by the Acquisition Agreement may not proceed.

The Acquisition Agreement requires the Company to facilitate and arrange for long-term debt financing of at least 80% of the purchase price to be paid by GPR.  Without such financing, the transaction might not proceed as presently contemplated.

The Acquisition Agreement shall not be fully enforceable by the Company until such time as the annexes thereto are set.

The parties to the Acquisition Agreement have agreed that certain specifications concerning this project are to be included in the annexes to the Acquisition Agreement and have not yet been set.  They will be mutually agreed upon by the parties at a later date.  The Company and GPR will not finalize these annexes until such time as GPR delivers the Bank Standby Letter required thereby. The Acquisition Agreement will not be fully enforeceable until the annexes are fully completed and signed by the parties.

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

Should the Company fail to complete its planned acquisition of the Seawind Companies, the Company would be required to revise its current plans for the business and management of the Company.

Pursuant to the Company’s planned agreements with the Seawind Companies, the Company intends to add new management, change its offices and commence operations after such acquisition.  Should such acquisition not be completed, or not be completed in a timely fashion, the Company will be required to revise its current plans.

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

On February 25, 2010, the Company received notification from Sunpower Corporation, a Delaware corporation (“SunCorp”), demanding that the Company (then known as Prime Sun Power Inc.) cease and desist from using the words “Sun Power” in its name.  SunCorp identified several U.S. and International trademark registrations of its “Sunpower” mark.  The Company subsequently received a cease and desist letter from SunCorp legal counsel on April 1, 2010 asserting rights to the name “Sun Power.”  As the Company has changed its name, this matter has now been resolved.

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

	Common Stock
	High	Low
Quarter Ended December 31, 2010	.90	.07
Quarter Ended September 30, 2010	.95	.22
Quarter Ended June 30, 2010	1.10	.65
Quarter Ended March 31, 2010	1.15	.12
Quarter Ended December 31, 2009	.25	.08
Quarter Ended September 30, 2009	.35	.07
Quarter Ended June 30, 2009	1.75	.13
Quarter Ended March 31, 2009	.55	.15

(b) Holders.

At April 1, 2011 there were 11 stockholders of record of the Company’s common stock.

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

ITEM 6: SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

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

Upon the consummation of the planned acquisition of the Seawind Companies, the Company will have new plans related to the operation of photovoltaic energy production parks.

Revenues

During the fiscal year ended December 31, 2010, the Company had no revenues from operations.

Expenses

The Company’s operational net loss in 2010 was $799,758, compared to an operational net loss in 2009 of approximately $1,992,470.  This loss represented a net loss per share of $.02 in 2010, as compared to net loss per share of $.05 in 2009.  The Company’s net loss since inception was $3,640,661 as of December 31, 2010.

Since the inception of the Company, the Company’s net cash used in operating activities has totaled $1,015,639. The Company’s net cash used in operating activities totaled $135,233 for the year ended December 31, 2010, as compared to $270,892 for the year ended December 31, 2009.  Since the inception of the Company, we have incurred aggregate total expenses of $3,640,661, including total expenses of $799,758 during the twelve months ended December 31, 2010 and $1,992,470 during the twelve months ended December 31, 2009.  The Company’s liabilities are expected to grow considerably during the foreseeable future as the Company continues the development of its new business model compared to prior periods in which the Company had no operations.

Our total expenses for the year ended December 31, 2010 of $799,758 consisted primarily of management services fees of $416,667, professional fees of $186,513, general and administrative expenses of $39,709, consulting fees & director fees of $34,627 and personnel costs of $54,687. The professional fees included $24,736 for accounting and   $161,778 for legal fees. The Company paid consulting fees of $34,627. Interest expense was $66,924 for the year ended December 31, 2010.  With the exception of interest expenses, each of these expenses was less than in the year ended December 31, 2009, in which total expenses of $1,992,470 consisted of land licensing and development fees of $428,980, management service fees of $416,667, personnel costs of $390,338, professional fees of $386,379, consulting and director fees of $112,308, general and administrative expenses of $57,362 and interest expenses of $46,328.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.  Since inception, the Company has incurred total expenses of $3,640,661, including total expenses of $799,758 during the twelve months ended December 31, 2010.

Our consolidated cash balance at December 31, 2010 was $142.  As of December 31, 2010, our total assets consisted of $142, which was a decrease from the Company’s total assets of $14,051 at December 31, 2009. As of December 31, 2010, the Company’s total liabilities were $3,259,635, which increased from $2,474,417 as of December 31, 2009.

Through the date of this Report, our primary source of capital has been loans from Rudana Investment Group AG, the majority shareholder of our Company, loans received from CRG Finance AG, and the sale of rights to a power plant.   The Company has received loans from CRG Finance AG in the amount of 470,000 Euros (US$660,073) and proceeds from the sale of rights to a one-megawatt power plant in Italy during the first quarter 2010 in the amount of 179,630 Euros (US$242,921).

To date, the Company has received loans in aggregate of $1,034,592 from Rudana (the “Shareholder Loans”). The Shareholder Loans include $313,064 loaned by Rudana and $721,528 in Company invoices paid by Rudana, which amounts are offset by reimbursements to Rudana of $823,448 and payments of $14,730 made by the Company on behalf of Rudana.  The current net total of the Shareholder Loans from Rudana is $196,414. The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company intends to execute notes setting forth the terms thereof.  In addition, the Company’s accrued fees owed for management services received from Prime Asset Finance Limited, a subsidiary of Rudana, from inception through December 31, 2010 total $833,333.

Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

We will need to raise additional capital to implement our new business plan and continue operations for any length of time.  We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations.  We cannot guarantee that we will be successful in raising additional cash resources for our operations.  Rudana, has loaned the Company funds for operations in the past, and has indicated that it will continue to loan funds as their financial circumstances may permit.  Rudana, however, is under no obligation to make additional loans in the future.

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

Results of Operations

We have not yet commenced active operations.  As of December 31, 2009 and December 31, 2010, our Company had no operations, no revenues and substantially no assets.  As such, comparative information for such periods would not assist the reader to understand our business model and we have therefore omitted such information from this discussion.

Plant and Equipment

The Company has not yet determined its anticipated spending on plant and equipment for the year ending December 31, 2011.

Employees

As of December 31, 2010, the Company had only one employee: Olivier de Vergnies, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer.  Mr. de Vergnies served as a Director of the Company from January 16, 2009 until February 25, 2011 and served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer from June 19, 2009 until February 25, 2011.  Toby Durrant has served as the Company’s Chief Investment Officer since January 26, 2011, and has served as the Company’s Acting Chief Executive Officer and Chief Financial Officer since February 25, 2011.  Mr. Durrant as served as a member of the Company’s Board of Directors since April 14, 2011. The Company has not yet determined its anticipated employee and staff needs for the year ending December 31, 2011, and such decisions will be made following the acquisition of the Seawind Companies.

Research and Development

We have not yet determined our anticipated spending on research and development activities for the year ending December 31, 2011.

Off Balance Sheet Arrangements

As of December 31, 2010, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Credit Facility

On March 10, 2011, the Company entered into a Financing and Security Agreement with CR&P Holding S.p.A., an Italian investment group, for a $50 million loan.  The Company intends to use the facility to finance photovoltaic, wind and hydro power plant development projects and prospective acquisitions in Italy, France Turkey, Albania and Chile.  The proceeds of the loan will principally be utilized to finance the equity portion of the first projects from the Company’s existing pipeline as well as to cover some of the Company’s operational expenses and predevelopment costs.

The loan is being made available to the Company at a fixed rate of 5% per annum for a period of 10 years. In addition, the lender will also receive 20% of the annual net profits derived from each project for the duration of the loan.  The loan will be secured by the assets of each special purpose project subsidiary holding company. Each draw of the loan amount by the Company will be subject to customary due diligence by the lender.  The Company’s management is coordinating with CR&P in regard to the selected projects details and use of loan proceeds information in order to finalize the loan proceeds disbursement plans.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheets of 3Power Energy Group Inc. (A Development Stage Company), formerly known as Prime Sun Power Inc., as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and the period from inception (December 18, 2002) to December 31, 2010.  We did not audit the statements of operations and changes in stockholders’ deficiency of the Company from inception (December 18, 2002) to December 31, 2006.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Power Energy Group Inc., (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and, based on the report of the other auditors, for the period from inception (December 18, 2002) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, as of December 31, 2010 the Company has negative working capital and a stockholders’ deficiency of $3,259,493.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to, among other things, attain profitable operations and generate sufficient cash flows to meet its obligations and sustain its operations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
April 14, 2011

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

/s/ CHANG LEE LLP
Vancouver, Canada
March 19, 2007	Chartered Accountants

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets

Cash	$142	$14,051

Total Current Assets and Total Assets	$142	$14,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$1,202,420	$994,573
Advanced deposit	242,921	-
Note payable - finance company	660,073	414,626
Accrued management services - related party	833,333	416,667
Accrued interest - related party	78,270	57,550
Accrued interest - note payable - finance company	46,204	-
Loan from shareholder	196,414	591,001

Total Current Liabilities and Total Liabilities	3,259,635	2,474,417

Stockholders' Deficiency:
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding at	4,011	4,011
December 31, 2010 and December 31, 2009

Additional paid in capital	377,157	376,526
Deficit accumulated during development stage	(3,640,661)	(2,840,903)

Total Stockholders' Deficiency	(3,259,493)	(2,460,366)

Total Liabilities and Stockholders' Deficiency	$142	$14,051

See Notes to Financial Statements

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Statement of Operations

			Accumulated from
	Year Ended		December 18, 2002
	December 31,		(Date of Inception)
			to December 31,
	2010	2009	2010

Revenue	-	-	-

EXPENSES

Consulting and director fees	34,627	112,308	280,426
Professional fees	186,513	386,379	904,335
Management services - related party	416,667	416,667	833,333
Personnel costs	54,687	390,338	641,896
General & administrative	39,709	57,362	232,669
Land licensing and development fees	-	428,980	428,980
Interest expense	66,924	46,328	125,500
Gain on debt settlement	-	-	(14,176)
Non-cash compensation	631	154,108	207,698

Total Expenses	799,758	1,992,470	3,640,661

Net Loss	$(799,758)	$(1,992,470)	$(3,640,661)

Basic and Diluted Loss Per Share	$(0.02)	$(0.05)

Weighted Average Shares Outstanding	40,114,900	40,114,900

See Notes to Financial Statements

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Statement of Stockholders' Deficiency
For the Period from December 18, 2002 (Date of Inception) to December 31, 2010

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Unaudited)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			154,108		154,108
Net loss for the year				(1,992,470)	(1,992,470)
Balance - December 31, 2009	40,114,900	4,011	376,526	(2,840,903)	(2,460,366)
Non-cash compensation			631		631
Net loss for the period				(799,758)	(799,758)
Balance - December 31, 2010	40,114,900	$4,011	$377,157	$(3,640,661)	$(3,259,493)

See Notes to Financial Statements

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Statement of Cash Flow

			Accumulated from
			December 18, 2002
	For the Year Ended		(Date of Inception)
	Decemeber 31		to December 31,
	2010	2009	2010

Operating Activities
Net loss	$(799,758)	$(1,992,470)	$(3,640,661)
Adjustments to reconcile net loss to net cash
provided by (used) in operations:
Non-cash compensation	631	154,108	207,698
Interest accrued to related party	20,720	46,328	78,270
Interest accrued on bank note	46,204	-	46,204
Gain in debt settlement	-	-	14,176
Accrued management services - related party	416,667	416,667	833,333
Land licensing and development fees	-	428,980	-
Change in operating assets and liabilities
Advanced deposits	242,921	-	242,921
Accounts payable and accrued liabilities	207,848	675,495	1,202,420
Net cash provided by (used) in operating activities	135,233	(270,892)	(1,015,639)

Investing Activities
Land licensing & development fees	-	(428,980)	-
Net cash used in investing activities	-	(428,980)	-

Financing Activities
Proceeds and repayment of loans from Shareholder	(394,588)	292,668	196,414
Proceeds from finance company	245,446	414,626	660,073
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	381,168

Net cash provided by (used in) financing activities	(149,142)	707,294	1,223,479

Increase (decrease) in Cash	(13,909)	7,422	207,840
Cash - beginning of period	14,051	6,629	-

Cash - end of period	$142	$14,051	$207,840

See Notes to Financial Statements

3POWER ENERGY GROUP INC.
Formerly known as PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

1.	BUSINESS DESCRIPTION

Organization and Business Description

3Power Energy Group Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 and is a development stage company as defined by current account guidance.  On March 30, 2011, the Company changed its name from Prime Sun Power Inc.  On January 10, 2008, a change of control of the Company occurred and Rudana Investment Group AG, (“Rudana”) a corporation formed under the laws of Switzerland, became the new majority shareholder of the Company (“Rudana”), controlling approximately 70% of the issued and outstanding shares of the Company’s common stock.  The Company plans to pursue a business model producing solar generated electrical power and other alternative renewable energies.

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations.  As shown in the accompanying financial statements, the Company has incurred a net loss of $3,640,661 for the period from inception (December 18, 2002) to December 31, 2010, has a working capital deficiency of $3,259,493.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

Stock based compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Fair value measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents,  accounts and notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

3.	NOTE PAYABLE – FINANCE COMPANY

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of December 31, 2010).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073 as of December 31, 2010).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.

4.	DEVELOPMENT FEES

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

The Company shall be responsible for all construction costs for the solar power plant, including costs for sub contractors.  The Company intends to commence construction of the solar power plant upon completion of the required fundraising.

Once construction commences, the Company estimates that it will take approximately three to four months to complete the 25 mega watt solar power plant.  The Company currently estimates that the costs of production per mega watt will be 3.6 million Euros.

The Company has evaluated events after the date of these financial statements through April 14, 2011 the date that these financial statements were issued.  There were no additional material subsequent events as of that date, which would require adjustment to or disclose in the accompanying financial statements.

Sale of Project Rights

During the first quarter 2010, the Company sold rights of ownership in a one-megawatt photovoltaic power plant from the Company's photovoltaic projects planned for development in Italy.  Under the terms for the transfer of such ownership, the Company will establish a special purpose company in Italy under which the holders of such rights will obtain ownership in the one-megawatt power plant.  The Company has granted the right of ownership in the one-megawatt power plant in consideration for an aggregate purchase price of 350,000 Euros (approximately $486,000), of which the Company has received 175,000 Euros (approximately $243,000) during the three months ended March 31, 2010.  During the three months ended June 30, 2010, the purchaser of the rights of ownership in this one-megawatt photovoltaic power plant provided business introduction services to the Company valued at 175,000 Euros in lieu of making additional cash payment.

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

5.	LAND LICENSING

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

Project San Paolo and Project Puglia have terminated as the Company was unable to obtain the necessary licenses to proceed with the Projects. All of the applicable agreements pertaining to the Projects have terminated in accordance with their terms.  Prior to the cancellation of the Projects, that Company’s largest shareholder, Rudana Investment Group AG, advanced 150,000 Euros towards each of the two payments required under the Transfer Agreements related to Project San Paolo and Project Puglia, for a total of 300,000 Euros ($428,980).   The advance of these payments on behalf of the Company by Rudana Investment Group AG has been recorded as loan.  The aggregate amounts of 300,000 Euros ($428,980) paid in respect of the Transfer Agreement were charged to expense during the year ended December 31, 2009.

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

6.	INCOME TAXES

The Company has available approximately $3,545,000 of net operating loss carry forwards to offset future taxable income, if any.  The carry forwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,000
2025	$19,000
2026	$16,000
2027	$56,000
2028	$695,000
2029 and after	$2,700,000

Utilization of these carryforwards may be limited due to the changes in ownership referred to in Note 1.  The Company has a deferred tax asset of approximately $950,000 relating to available net operating loss carry forwards for which 100% valuation allowance has been provided.

The computed credit for income taxes for the years ended December 31, 2010 and 2009 differs from the expected Federal tax rate as follows:

	2010	2009
Computed expected tax rate	35%	35%
Valuation allowance	35%	35%
Income tax credit	0	0

7.	STOCKHOLDERS’ DEFICIENCY

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

The Company accounted for this grant under the fair value method of accounting using a Black Scholes valuation model to measure stock option expense at the date of grant.  The fair value of the stock option is amortized to expense over the vesting period of one year.  Using the Black Scholes options pricing model, the options were valued at $0.39 per share for a total of $207,698, of which $631 and $140,341 was expensed in the years ended December 31, 2010 and 2009.

The fair value was estimated based on the following assumptions:

Risk-free rate	1.5%
Expected volatility	50%
Expected life	1 year
Dividend yield	-

8.	SUBSEQUENT EVENTS

Planned Acquisition of Seawind International Ltd. and Seawind Energy Limited

The Company entered into a term sheet with Seawind International Ltd., (“Seawind International” and together with the Company, the “Parties”).  The Parties have subsequently agreed that the Company will first acquire an affiliate, Seawind Energy Limited, and thereafter plan to acquire Seawind International (such transactions are referred to herein as the “Acquisitions” and the entities are collectively referred to as the “Seawind Companies”).

The Company and the Seawind Companies expect to complete mutually acceptable definitive Acquisition agreements containing customary representations, warranties, covenants and ancillary agreements very shortly.  Rudana Investment Group AG and the Seawind principals also intend to enter into a shareholders agreement.  The Company expect to close the Acquisitions following completion of satisfactory legal due diligence and final completion of the 2010 audit of the financial statements of the Seawind Companies.

The Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares prior to issuing shares in exchange for the acquisition of the Seawind Companies.  At or prior to the closing of the Seawind acquisition, the Company anticipates increasing the members of the Board of Directors.

Credit Facility

On March 10, 2011, the Company entered into a Financing and Security Agreement with CR&P Holding S.p.A., an Italian investment group, for a $50 million loan.  The Company intends to use the facility to finance photovoltaic, wind and hydro power plant development projects and prospective acquisitions in Italy, France Turkey, Albania and Chile.  The proceeds of the loan will principally be utilized to finance the equity portion of the first projects from the Company’s existing pipeline as well as to cover some of the Company’s operational expenses and predevelopment costs.

The loan is being made available to the Company at a fixed rate of 5% per annum for a period of 10 years. In addition, the lender will also receive 20% of the annual net profits derived from each project for the duration of the loan.  The loan will be secured by the assets of each special purpose project subsidiary holding company. Each draw of the loan amount by the Company will be subject to customary due diligence by the lender.  The Company’s management is coordinating with CR&P in regard to the selected projects details and use of loan proceeds information in order to finalize the loan proceeds disbursement plans.

The company evaluated subsequent events through the date the financial statements were issued.  Other then the events disclosed above, no reportable or disclosure transactions occurred through the date.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

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

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The Company’s bookkeeping and accounting functions overseen by a single individual who serves as a consultant to the Company, which prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s internal control over financial reporting as of December 31, 2010, the Company’s Management, including its Chief Executive Officer who also serves as its Chief Financial Officer, have concluded that, as of that date, the Company’s internal controls over financial reporting were not effective. The Company intends to take steps to remediate such controls as soon as reasonably possible.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of April 14, 2011:

Name	Age	Position

Toby Durrant		Acting Chief Executive Officer, Acting Chief Financial Officer, Chief Investment Officer and Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of April 15, 2011.

Toby Durrant.  Mr. Durrant has served as the Company’s Chief Investment Officer since January 26, 2011, and has served as the Company’s Acting Chief Executive Officer and Chief Financial Officer since February 25, 2011.  Mr. Durrant as served as a member of the Company’s Board of Directors since April 14, 2011.  Mr. Durrant is the founder and managing director of Liberton Worldwide Limited, a business consultancy based in the United Kingdom which advises cleantech companies on corporate strategy.  He has served in this position since 2010.  Previously, Mr. Durrant was employed from 2006-2009 by Hichens, Harrison & Co./Religare Capital Markets, a stockbrokerage and corporate advisory business.  He began advising the company on strategy before being made a Managing Director in 2007, where he was responsible for the international development of the business.  In 2008, Mr. Durrant was appointed Chief Executive Officer of Religare Capital Markets, after an acquisition and name change.  Between 2001 and 2006, Mr. Durrant was the co-founder and director of Square Mile Solutions Limited, a consultancy firm based in the City of London which advised and implemented new business strategies for financial institutions.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company, however, is a “voluntary reporting company,” and is therefore not subject to this obligation. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2010, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Rudana Investment Group AG	5	5	0

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

Director Nominations

There have been no changes in the year ended December 31, 2010 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table (1)(2)

Name and Principal Position	Year	Salary	Option Awards		Total

Olivier de Vergnies, Director
Acting Chief Executive Officer and Acting	2010 (3)	$0		$0	$0
Chief Financial Officer (3)	2009 (3)	$0		$0	$0

Frank Juergens,
Chief Operating Officer and Interim Chief	2010 (4)	$0		$0	$0
Executive Officer (4)	2009 (4)	$58,009		$13,767	$71,776

Mathias Kaiser,	2010 (5)	$0		$0	$0
Chief Financial Officer (5)	2009 (5)	$75,000		$0	$75,000

Gerald Sullivan,
Chief Financial Officer and Interim Chief	2010 (6)	$0	$		$0
Executive Officer (6)	2009 (6)	$40,903		$0	$40,903

Cesare Boffa, Director and Chief Technology	2010 (7)	$0		$0	$0
Officer (7)	2009 (7)	$212,052		$140,341	$352,393

(1) The table reflects each of the Company’s last two completed fiscal years.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

No persons have been entitled to compensation in excess of $100,000 per year prior to 2009.

(2) Mr. Toby Durrant has served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer since February 25, 2011.  He has served as the Company’s Chief Investment Officer since January 26, 2011.  He has server as the Company’s sole director since April 14, 2011.  He did not serve as an officer or director during 2009 or 2010 and was not paid any compensation by the Company during such years.

(3) Mr. de Vergnies served as a Director of the Company from January 16, 2009 until February 25, 2011 and served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer from June 19, 2009 until February 25, 2011.

(4) Mr. Juergens served as the Company’s Chief Operating Officer and Interim Chief Executive Officer from January 7, 2009 until June 19, 2009.

(5) Mr. Kaiser served as the Chief Financial Officer of the Company from January 7, 2009 until June 19, 2009.  Mr. Kaiser was compensated for his services by Rudana Investment Group AG, our majority shareholder, and he was not separately compensated by the Company.  As 75% of Mr. Kaiser’s time was spent on matters related to the Company, such approximate proportion of his salary paid by Rudana Investment Group AG has been attributed to his services rendered on behalf of the Company.

(6) Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Olivier de Vergnies, Director Acting Chief Executive Officer and Acting Chief Financial Officer (1)	0	0	0	N/A	N/A

Frank Juergens, Chief Operating Officer and Interim Chief Executive Officer (2)	0	0	0	N/A	N/A

Mathias Kaiser, Chief Financial Officer (3)	0	0	0	N/A	N/A

Gerald Sullivan Chief Financial Officer and Interim President and Chief Executive Officer (4)	0	0	0	N/A	N/A

Cesare Boffa, Director and Chief Technology Officer (5)	0	500,000	0	$1.90	September 22, 2013

(1) Mr. de Vergnies served as a Director of the Company from January 16, 2009 until February 25, 2011 and served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer from June 19, 2009 until February 25, 2011.

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

(3) Mr. Kaiser served as the Chief Financial Officer of the Company from January 7, 2009 until June 19, 2009.

(4) Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.

(5) On September 22, 2008, Cesare Boffa was appointed as a director of the Company and as the Company's Chief Technology Officer. Dr. Boffa was granted stock options for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.90 per share.

Director Compensation

Name	Year	Fees earned or paid in cash ($)	Total
	2010	$0	$0
Augustine Fou (1)	2009	$14,000	$14,000

(1) Augustine Fou was the only director who received compensation in 2009 and who is not included in the “Summary Compensation Table” above.  Cesare Boffa was compensated for his services as Company’s Chief Technology Officer.  Dr. Fou resigned as a director on August 4, 2009.

Compensation of Officers and Directors

Toby Durrant Employment Arrangement

The Company has agreed to pay Mr. Durrant a base salary of $150,000 per year, plus stock options and bonuses based upon (i) the amount of capital Mr. Durrant is able to raise and (ii) certain milestones to be reached, in each case in amounts as to be mutually determined by the Company and Mr. Durrant.  At the present time, there is no written employment agreement between the Company and Mr. Durrant, however, the Company and Mr. Durrant anticipate entering into such an agreement at a later date.

Olivier de Vergnies Director Agreement

Pursuant to the Company director agreement with Mr. Olivier de Vergnies, he did not received compensation from the Company during 2009 or 2010 and does not have any residual rights to compensation.  Mr. de Vergnies resigned as an officer and director on February 25, 2011.

Gerald Sullivan Employment Agreement

Mr. Sullivan served as our Chief Financial Officer and Interim Chief Executive Officer from May 10, 2008 until January 7, 2009.  During that period the Company paid him at a rate of $100,000 per annum, which was pro-rated for his actual period of service to the Company.  Mr. Sullivan resigned as our Chief Financial Officer and Interim Chief Executive Officer on January 7, 2009.

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

Cesare Boffa Employment and Director’s Agreement

On September 22, 2008, the Company entered into an employment agreement with Cesare Boffa regarding his service as the Company’s Chief Technology Officer.  Dr. Boffa’s compensation as the Company’s Chief Technology Officer was 180,000 Euros per annum.  Dr. Boffa was granted stock options for the purchase of 500,000 shares of the Company’s common stock equal to the fair market value per share as of the date of the employment agreement (the aggregate grant date fair value of the option award was computed in accordance with FASB Accounting Standards Codification Topic 718).  Dr. Boffa agreed to devote less than 50% of his professional working time to the Company.  The employment agreement had a three year term.  On October 6, 2008, the Company entered into a director’s agreement with Dr. Boffa regarding his service as a director of the Company.  Dr. Boffa agreed that he would not receive any compensation other than pursuant to the employment agreement.

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

Equity Incentive Plan

The Company does not currently have an equity compensation plan.  The Company expects to adopt an equity incentive plan for its officers, directors and key employees during 2011 and make grants under such plan in accordance with comparable industry standards.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 14, 2011 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 40,114,900 issued and outstanding shares of the Company's common stock.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Rudana Investment Group AG (1)	20,498,638	0	20,498,638	51.1%
Executive Officers and Directors
Toby Durrant (2)	0	0	0	0%
All Officers and Directors as a Group	0	0	0	0%

None of the current officers and directors of the Company own any securities of the Company.

The mailing address for each of the listed individual is c/o 3Power Energy Group Inc., 100 Wall Street, 21st Floor, New York, NY 10005.

(1) Mr. Hany Salem is the individual who exercises voting and dispositive powers for shares beneficially owned by Rudana Investment Group AG.

(2) Mr. Toby Durrant is the Company’s sole officer and director. The Company expects to grant Mr. Durrant an incentive option package in the foreseeable future.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control, other than the planned acquisition of the Seawind Companies (the “Acquisitions”).  As a result of this transaction, the shareholders of the Seawind Companies will be issued shares of the Company’s common stock in amounts to be determined.  Following the closing of the Acquisitions, the Board of Directors of 3Power Energy Group Inc. shall consist of five directors, with two Directors to be nominated by each of Rudana and the Seawind Companies, and a fifth director to be nominated by Rudana subject to acceptance by Seawind Companies.  The shareholders of the Seawind Companies may received such shares as to effect a change of control.

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

Loans from Rudana Investment Group AG

To date, the Company has received loans in aggregate of $1,034,592 from Rudana (the “Shareholder Loans”). The Shareholder Loans include $313,064 loaned by Rudana and $721,528 in Company invoices paid by Rudana, which amounts are offset by reimbursements to Rudana of $823,448 and payments of $14,730 made by the Company on behalf of Rudana.  The current net total of the Shareholder Loans from Rudana is $196,414. The Company has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, the Company intends to execute notes setting forth the terms thereof.  In addition, the Company’s accrued fees owed for management services received from Prime Asset Finance Limited, a subsidiary of Rudana, from inception through December 31, 2010 total $833,333.

The terms and conditions of these loans were approved by our Board of Directors.

Director Independence

As of the date of this Report we have one director, Toby Durrant.  Mr. Durrant is not independent because he is also an officer of the Company.  The Company has adopted the standards for Director independence contained in the Nasdaq Marketplaces Rule 5605(a)(2).

The Company’s Board of Directors currently has an Audit Committee and a Disclosure Committee.  Both of these committees currently consist of the entire Board of Directors and operate in accordance with Nasdaq Marketplaces Rule 5605(a)(2). We intend to appoint an audit committee financial expert during the foreseeable future.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Paritz & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2010 totaled $20,000.  The aggregate fees billed by Paritz & Company for professional services rendered for the audit of our annual financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2009 were $19,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2010, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by Paritz & Company, P.A. for audit related services for the fiscal year ended December 31, 2009, and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2010 was $0. The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the fiscal year ended December 31, 2009 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2010, were $5,000.  The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2009, were $3,575.

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

Exhibit 3.3
Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

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

Exhibit 10.16
Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17
Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18
Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19
Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20
Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

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

Exhibit 10.24
Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25
Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

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

3POWER ENERGY GROUP INC.

By:	/s/ Toby Durrant
	Name:	Toby Durrant
	Title:	Acting Principal Executive Officer
Acting Principal Financial Officer and
Acting Principal Accounting Officer

Dated:  April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Toby Durrant
Name:	Toby Durrant
Title:	Director
Dated:	April 15, 2011

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3
Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

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

Exhibit 10.16
Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17
Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18
Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19
Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20
Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

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

Exhibit 10.24
Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25
Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

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