Form 10-Q
period 2011-03-31
3Power Energy Group Inc.
filed 2011-05-23
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 20, 2011, the Issuer had 109,722,743 shares of its Common Stock outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Item 4: Controls and Procedures

PART II: OTHER INFORMATION

Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Reserved
Item 5: Other Information
Item 6: Exhibits

SIGNATURES

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Current Assets

Cash	$142	$142

Total Current Assets and Total Assets	$142	$142

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$1,198,738	$1,202,420
Advanced deposit	242,921	242,921
Note payable - finance company	660,073	660,073
Accrued management services - related party	937,500	833,333
Accrued interest - related party	83,122	78,270
Accrued interest - note payable - finance company	58,275	46,204
Loan from shareholder	250,599	196,414

Total Current Liabilities and Total Liabilities	3,431,228	3,259,635

Stockholders' Deficiency:
Common Stock, par value $.0001 per share
100,000,000 shares authorized,
40,114,900 shares issues and outstanding at	4,011	4,011
March 31, 2011 and December 31, 2010

Additional paid in capital	555,738	377,157
Deficit accumulated during development stage	(3,990,835)	(3,640,661)

Total Stockholders' Deficiency	(3,431,086)	(3,259,493)

Total Liabilities and Stockholders' Deficiency	$142	$142

See Notes to Financial Statements

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Statement of Operations
(unaudited)

			Accumulated from
	Months Ended		December 18, 2002
	March 31,		(Date of Inception)
			to March 31,
	2011	2010	2011

Revenue	-	-	-

EXPENSES

Consulting and director fees	-	34,627	280,425
Professional fees	25,462	50,000	929,797
Management services - related party	104,166	104,167	937,500
Personnel costs	20,054	19,843	661,950
General & administrative	4,988	18,998	237,657
Land licensing and development fees	-	-	428,980
Interest expense	16,923	18,290	142,423
Gain on debt settlement		-	(14,176)
Non-cash compensation	178,581	631	386,279

Total Expenses	350,174	246,556	3,990,835

Net Loss	$(350,174)	$(246,556)	$(3,990,835)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	40,114,900	40,114,900

See Notes to Financial Statements

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Statement of Stockholders' Deficiency
For the Period from December 18, 2002 (Date of Inception) to December 31, 2010
(unaudited)

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Par	Paid-in Capital	Stage	Total
Balance - December 18, 2002	#	Value ($)	($)	($)	($)
(Unaudited)
Common stock issued for cash at
$0.0001 per share	28,000,000	2,800	(2,400)		400
Net loss for the period				(21,990)	(21,990)
Balance - December 31, 2002	28,000,000	2,800	(2,400)	(21,990)	(21,590)
Net loss for the Year				(24,216)	(24,216)
Balance - December 31, 2003	28,000,000	2,800	(2,400)	(46,206)	(45,806)
Net loss for the Year				(13,398)	(13,398)
Balance - December 31, 2004	28,000,000	2,800	(2,400)	(59,604)	(59,204)
February 14, 2005 - shares
issued for cash at $0.10 per share	12,114,900	1,211	171,859		173,070
Net loss for the Year				(18,609)	(18,609)
Balance - December 31, 2005	40,114,900	4,011	169,459	(78,213)	95,257
Net loss for the Year				(16,167)	(16,167)
Balance - December 31, 2006	40,114,900	4,011	169,459	(94,380)	79,090
Net loss for the Year				(56,129)	(56,129)
Balance - December 31, 2007	40,114,900	4,011	169,459	(150,509)	22,961
Non-cash compensation			52,959		52,959
Net loss for the Year				(697,924)	(697,924)
Balance - December 31, 2008	40,114,900	4,011	222,418	(848,433)	(622,004)
Non-cash compensation			154,108		154,108
Net loss for the year				(1,992,470)	(1,992,470)
Balance - December 31, 2009	40,114,900	4,011	376,526	(2,840,903)	(2,460,366)
Non-cash compensation			631		631
Net loss for the period				(799,758)	(799,758)
Balance - December 31, 2010	40,114,900	$4,011	$377,157	$(3,640,661)	$(3,259,493)
Non-cash compensation			178,581		178,581
Net loss for the period				(350,174)	(171,593)
Balance - March 31, 2011	40,114,900	$4,011	$555,738	$(3,990,835)	$(3,252,505)

See Notes to Financial Statements

3Power Energy Group Inc.
formerly known as Prime Sun Power Inc.
(A development stage company)
Statement of Cash Flow
(unaudited)

			Accumulated from
	For the Months Ended		December 18, 2002
	March 31,		(Date of Inception)
	2011	2010	to March 31, 2011

Operating Activities
Net loss	$(350,174)	$(246,556)	$(3,990,835)
Adjustments to reconcile net loss to net cash
provided by (used) in operations:
Non-cash compensation	178,581	631	386,279
Interest accrued to related party	4,851	8,978	83,121
Interest accrued on bank note	12,071	9,312	58,275
Gain in debt settlement	-	-	14,176
Accrued management services - related party	104,167	104,167	937,500
Land licensing and development fees	-	-	-
Change in operating assets and liabilities		-	-
Advanced deposits	-	242,921	242,921
Accounts payable and accrued liabilities	50,504	29,460	1,252,924
Net cash provided by (used) in operating activities	-	148,913	(1,015,639)

Financing Activities
Proceeds and repayment of loans from Shareholder	-	(397,427)	196,414
Proceeds from finance company	-	245,446	660,073
Gain in debt settlement	-	-	(14,176)
Common stock issued	-	-	173,470

Net cash provided by (used in) financing activities	-	(151,981)	1,015,781

Increase (decrease) in Cash	-	(3,068)	142
Cash - beginning of period	142	14,051	-

Cash - end of period	$142	$10,983	$142

See Notes to Financial Statements

3POWER ENERGY GROUP INC.
Formerly known as PRIME SUN POWER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

1.	BUSINESS DESCRIPTION

Organization and Business Description

3Power Energy Group Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 and is a development stage company as defined by current account guidance.  On March 30, 2011, the Company changed its name from Prime Sun Power Inc.  The Company plans to pursue a business model producing renewable generated electrical power and other alternative energies.

Going Concern

The Company has been in the development stage since its inception and has not yet realized any revenues from its planned operations.  As shown in the accompanying financial statements, the Company has incurred a net loss of $3,990,835 for the period from inception (December 18, 2002) to March 31, 2011, has a working capital deficiency of $3,431,086.  The ability of the Company to continue as a going concern and to emerge from the development stage is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.           NOTE PAYABLE – FINANCE COMPANY

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of March 31, 2011).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073 as of March 31, 2011).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.

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

5.           INCOME TAXES

The Company has available approximately $3,895,000 of net operating loss carry forwards to offset future taxable income, if any.  The carry forwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,000
2025	$19,000
2026	$16,000
2027	$56,000
2028	$695,000
2029 and after	$3,050,000

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

On February 24, 2011 the Company granted an option to purchase 1,000,000 shares of the Company’s common stock.  These options were granted at an exercise price of $0.172 per share which was equal to the closing price of the Company’s common stock as quoted on the Nasdaq Over-the-Counter Bulletin Board on the day immediately preceding the date of grant.

The Company accounted for this grant under the fair value method of accounting using a Black Scholes valuation model to measure stock option expense at the date of grant.  The fair value of the stock option was $178,581 which was charged to operations as the options vested upon grant.

The fair value was estimated based on the following assumptions:

Risk-free rate	1.2%
Expected volatility	100%
Expected life	5 years
Dividend yield	-

7.           SUBSEQUENT EVENTS

Stock Purchase Agreement

On May 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Seawind Energy Limited (“Seawind Energy”), Seawind Services Limited (“Seawind Services,” and together with Seawind Energy, the “Seawind Companies”) and the shareholders of Seawind Energy (the “Seawind Group Shareholders” and together with the Company, and the Seawind Companies, the “Parties”).  The Company has acquired Seawind Energy, and its wholly owned subsidiary Seawind Services, from the Seawind Group Shareholders in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock (such acquisition is referred to herein as the “Seawind Acquisition”).  The valuation for purposes of such acquisition was determined to be $2,400,000 on the basis of an understanding between the Company and the representatives of the Seawind Companies as of January 25, 2011, with the number of shares to be issued thereof calculated by reference to the publicly quoted closing price of the Company’s Common Stock on January 25, 2011.

The Seawind Companies have become wholly owned subsidiaries of the Company.  The Stock Purchase Agreement contains conventional provisions for restricted share transactions, including customary representations and warranties given by the Seawind Group Shareholders regarding the authority to execute the Stock Purchase Agreement, valid ownership and transferable title to their shares which are unencumbered, free and clear of third party claims or conflicts contingent or otherwise, and that no consent of any party is necessary or required to effectuate the transfer.  In addition, the Seawind Group Shareholders made representations and warranties which the Company has relied upon for purposes of assessing and determining the validity of the exemption of the share issuances from registration under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

In anticipation of the closing of the Stock Purchase Agreement, the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.

Facilitation Agreement

The Company has arranged with Viewpoint Investments Corp. (“Viewpoint”) to pay a $1,000,000 fee, to be paid in Company Common Stock, payable upon the closing of the acquisition of the Seawind Companies (the “Facilitation Agreement”) which occurred on May 13, 2011.  Pursuant to the Facilitation Agreement, the Company has issued 19,607,843 restricted shares of the Company’s common stock to Viewpoint in consideration for services rendered to the Company. Viewpoint assisted and advised the Company with respect to identifying, negotiating and closing the transaction with the Seawind Group of Companies.  The consideration paid to Viewpoint by the Company was deemed to be fair and reasonable by our Board of Directors with respect to the creation and enhancement of share value for all shareholders responsive to the acquisition of Seawind Energy and Seawind Services due to the efforts of Viewpoint.  The number of shares issued to Viewpoint was calculated by reference to 85% of the publicly quoted closing price of the Company’s Common Stock on January 25, 2011

SPECIAL EXPLANATORY NOTE

Subsequent to the period covered by this Report, the Company completed the acquisition of Seawind Energy Inc. and Seawind Services Inc. (collectively, the “Seawind Companies”) on May 13, 2011.  As a result of the acquisition of the Seawind Companies, the Company is no longer a “shell company” as such term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  In addition, the acquisition of the Seawind Companies has for accounting purposes been treated as a reverse acquisition where Seawind Services is the accounting survivor.  Going forward, all financial information reported by the Company with respect to periods on and after May 13, 2011 will be historical and current information pertaining only to Seawind Services.  However, the financial statements and notes included as part of this Report pertain to periods prior to the acquisition of the Seawind Companies and therefore do not reflect or incorporate the treatment of Seawind Services as the accounting survivor.  For comprehensive information and annual financial statements (audited) of the Seawind Companies with unaudited interim period financial statements (unaudited) of the Seawind Companies, readers are directed to the Form 8-K filed by the Company with the U.S. Securities & Exchange Commission on May 13, 2011, as amended on May 19, 2011.

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

PART I            FINANCIAL INFORMATION

[Insert]

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's Operations

The following discussion of the financial condition and results of operations of 3Power Energy Group Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” On March 30, 2011, the Company changed its name to 3Power Energy Group Inc. The Company’s common stock is traded on the Financial Industry Reporting Authority over-the-counter bulletin board.

The Company address is 100 Wall Street, 21st Floor, New York, NY 10005.  The Company’s telephone number is 011 44 203 318 2995.

Operations

The Company’s main activities during this period included (i) arranging credit a credit facility for project development; and (ii) negotiating the acquisition of Seawind Energy Services and Seawind Energy Limited which closed subsequent to the period covered by this Report on May 13, 2011.

On March 10, 2011, the Company entered into a Financing and Security Agreement with CR&P Holding S.p.A., an Italian investment group, with respect to a $50 million credit facility.  The Company intends to use the credit facility to finance photovoltaic, wind and hydro power plant development projects and prospective acquisitions in Italy, France, Greece, Turkey, Albania and Chile, as described below.  During the period covered by this Report, the Company did not generate any revenues.

Plan of Operation

The Company is a development stage business planning to develop construct and operate wind energy power plants, solar photovoltaic power plants, biomass power plants and other renewable technologies. The Company expects to sell the electrical power produced to private and utility customers.   In regard to our wind energy power plant business, we intend to commence operations in South America with wind energy projects in Chile.  We intend to acquire the development rights to build two wind energy projects, with a total capacity of 58MW and expect that first power-to-grid will be achieved in the first quarter of 2012.  We intend to enter into sub-contractor arrangements with high quality and expert Chilean companies and organizations to provide the engineering, construction, procurement, installation and commissioning of the projects.  We intend to enter into long term operating and maintenance agreements with the wind turbine equipment supplier.  Our Company will sell the energy under power purchase agreements to private customers, in the public spot-price market, or a combination of both.  We intend to increase our wind energy project portfolio in Chile further by acquiring the development rights to build other attractive projects and in parallel expect to undertake project development of green-field sites.  We intend to expand our wind energy operations in other Latin American countries by entering into strategic alliances with local partners to create a strong local presence in countries such as Peru, Ecuador and Argentina, and create a wind energy portfolio through a combination of acquiring the development rights to wind energy projects, and carrying out project development of green-field sites.  We anticipate expanding our wind energy operations into Asia through strategic alliances with local partners and by acquiring the development rights to build suitable wind energy projects.

We anticipate that our solar energy power plant business will do business mainly in Europe.  We expect our Company will operate photovoltaic energy production parks in which solar electrical power is produced for sale to local electrical grids. We intend to enter into strategic alliances and sub-contractor arrangements with other companies and organizations with respect to engineering, construction, procurement and installation as well as companies engaged in the manufacture and/or assembly of solar modules.

The Company presently faces a number of challenges, including raising additional capital, indentifying commercially viable qualified projects, obtaining rights and licenses for development, interacting with local governments, indentifying and entering into agreements with appropriate subcontractors for the development and operation of our energy production facilities, and hiring and retaining qualified staff.

Revenues

During the three month periods ended March 31, 2011 and March 31, 2010, the Company had no revenues from operations.

Results of Operations

The Company has incurred an increase in expenses during this reporting period from the last comparative period.  Expenses for the three months ended March 31, 2011 were $350,174, as compared to $246,556 for the three months ended March 31, 2010. The three month period ended March 31, 2011 experienced declines in consulting and director fees, professional fees, general and administrative costs, and interest expenses.  Other expenses increased, including non-cash compensation. The Company’s total expenses from inception through March 31, 2011 were $3,990,835.  The Company’s net loss for each of the periods referenced above is equal to the amount for expenses.

The Company’s consulting and director fees for the three month period ended March 31, 2011 were $0, as compared to $34,627 for the three month period ended March 31, 2010.   The Company’s total consulting and director fees from inception through March 31, 2011 were $280,425.

The Company’s professional fees for the three month period ended March 31, 2011 were $25,462, as compared to $50,000 for the three month period ended March 31, 2010.  The Company’s total professional fees from inception through March 31, 2011 were $929,797.

The Company’s fees for management services for the three month periods ended March 31, 2011 and March 31, 2010 were $104,166 and $104,167, respectively.  The Company’s fees for management services from inception through March 31, 2011 were $937,500.

The Company’s personnel costs for the three month period ended March 31, 2011 were $20,054, as compared to $19,843 for the three month period ended March 31, 2010.  The Company’s total personnel costs from inception through March 31, 2011 were $661,950.

The Company’s general and administrative costs for the three month period ended March 31, 2011 were $4,988, as compared to $18,998 for the three month period ended March 31, 2010.  The Company’s total general and administrative costs from inception through March 31, 2011 were $237,657.

The Company has not incurred any fees for land licensing and development in the three months ended March 31, 2011 or 2010.  The Company’s total fees for land licensing and development from inception through March 31, 2011 were $428,980.

The Company’s interest expenses for the three month period ended March 31, 2011 were $16,923, as compared to $18,290 for the three month period ended March 31, 2010.  The Company’s total interest expenses from inception through March 31, 2011 were $142,423.

The Company’s non-cash compensation costs for the three month period ended March 31, 2011 were $178,581, as compared to $631 for the three month period ended March 31, 2010.  The Company’s total non-cash compensation costs from inception through March 31, 2011 were $386,279.

Liquidity and capital resources

As of the date of this Report, we have not yet generated any revenues from our business operations.

Our total cash balance at March 31, 2011 was $142, which was identical to a cash balance of $142 as of December 31, 2010.  As of March 31, 2011, our total assets were also $142, which also equal to $142 as of December 31, 2010.  Our total liabilities were $3,431,228 as of March 31, 2011, which was an increase from $3,259,635 as of December 31, 2010.

Through March 31, 2011, 3Power Energy Group Inc.’s primary source of capital was loans from Rudana Investment Group AG (“Rudana”).  In addition, 3Power Energy Group Inc. received loans from CRG Finance AG, and the sale of rights to a power plant.   3Power Energy Group has received loans from CRG Finance AG in the amount of 470,000 Euros (US$660,073) and proceeds from the sale of rights to a one-megawatt power plant in Italy during the first quarter of 2010 in the amount of 179,630 Euros (US$242,921).

To date, 3Power Energy Group has received loans from Rudana (the “Shareholder Loans”). The Shareholder Loans include amounts loaned by Rudana and invoices paid by Rudana.  3Power Energy Group has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, 3Power Energy Group intends to execute notes setting forth the terms thereof.  In addition, the Company’s accrued fees owed for management services received from Prime Asset Finance Limited, a subsidiary of Rudana, from inception through March 31, 2011 total $937,500.

Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

We will need to raise additional capital to implement our new business plan and continue operations for any length of time.  We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations.  We cannot guarantee that we will be successful in raising additional cash resources for our operations.  Rudana, a shareholder of the Company, has loaned the Company funds for operations in the past, and has indicated that it will continue to loan funds as their financial circumstances may permit.  Rudana, however, is under no obligation to make additional loans in the future.

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

Credit Facility

On March 10, 2011, the Company entered into a Financing and Security Agreement with CR&P Holding S.p.A., an Italian investment group, with respect to a $50 million credit facility.  The Company intends to use the credit facility to finance photovoltaic, wind and hydro power plant development projects and prospective acquisitions in Italy, France, Greece, Turkey, Albania and Chile.  The proceeds of the credit facility will principally be utilized to finance the equity portion of the first projects from the Company’s existing pipeline as well as to cover some of the Company’s operational expenses and predevelopment costs.  The loan pursuant to the credit facility is being made available to the Company at a fixed rate of 5% per annum for a period of 10 years.  In addition, the lender will also receive 20% of the annual net profits derived from each project for the duration of the loan.  The loan will be secured by the assets of each special purpose project subsidiary holding company.  Each draw of the loan amount by the Company will be subject to customary due diligence by the lender.  The Company’s management is coordinating with CR&P in regard to the selected projects details and use of loan proceeds information in order to finalize the loan proceeds disbursement plans.  The credit facility will be activated as and when the Company and CR&P agree upon the use of proceeds for the selected projects.

Plant and Equipment

During the period covered by this Report, the Company did make any expenditures on products and equipment.

Employees

As of March 31, 2011, the Company had one senior management employee.  Subsequent to the period covered by this Report, the Company appointed additional senior management members and employees, as described in the Form 8-K filed by the Company with the U.S. Securities & Exchange Commission on May 13, 2011, as amended on May 19, 2011.

Research and Development

The Company has not expended significant amounts on research and development.  The Company intends to assess prospective research and development undertakings during the foreseeable future and allocate a budget accordingly.

Off Balance Sheet Arrangements

As of March 31, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Subsequent to the period covered by this Report, the Company completed the acquisition of Seawind Energy Inc. and Seawind Services Inc. (collectively, the “Seawind Acquisition”) and increased the members of the Company’s Board of Directors and Management.  As a result of the Seawind Acquisition, the Company is no longer a “shell company” as such term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  On May 13, 2011 the Board approved a change in the Company’s fiscal year end from December 31st to March 31st.  Comprehensive further information regarding the Seawind Acquisition is set forth in the Form 8-K filed by the Company with the U.S. Securities & Exchange Commission on May 13, 2011, as amended on May 19, 2011.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.           CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2011, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The Company’s bookkeeping and accounting functions are overseen by a single individual who serves as a consultant to the Company, which prevents us from segregating duties within the Company’s disclosure control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2011, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.         RISK FACTORS

Not Applicable.

ITEM 2:            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company granted an option for the purchase of one million shares of restricted common stock to Corporate Secretarial Services LLC in respect of corporate and ministerial services rendered to the Company.  The option is exercisable at a purchase price of $0.17 per share, being the average closing price per share during the twenty trading days prior to the date of grant.  The option is exercisable for a period of five years.  The Company relied upon Section 4(2) of the Securities Act in respect of exemption from registration of the issuance of the option.

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

Dated:      May 23, 2011