Form 10-Q
period 2011-06-30
3Power Energy Group Inc.
filed 2011-09-02
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

As of August 30, 2011, the Issuer had 107,127,408 shares of its Common Stock outstanding.

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

PART I                   FINANCIAL INFORMATION

3POWER ENERGY GROUP, INC.
FORMALLY KNOW AS PRIME SUN POWER, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$70,111	$12,734
Account receivable net of allowance for doubtful accounts	953,754	478,080
Inventories	-	130,246
Prepaid expenses and other sundry current assets	127,606	1,602
Due from related parties	896,007	835,231
Taxes receivable	465,593	535,852

Total current assets	2,513,071	1,993,745

Property and equipment, net	424	565

	424	565

Total Assets	$2,513,495	$1,994,310

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:

Account payable	2,024,514	1,636,236
Accrued expenses and other sundry current liabilities	1,509,414	1,421,453
Note payable - Finance company	660,073	660,073
Notes payable - Shareholders	310,848	937,500
Accrued interest - related party	88,983	83,122
Due to related party	1,041,666	250,600
Total current liabilities	5,635,498	4,988,984

Shareholders' Deficiency
Common stock, $.0001 par value, 300,000,000 shares authorized, 99,722,743 issued and outstanding at June 30, 2011, 1,000 issued and outstanding at March 31,2010, respectively	9,972	9,972
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	70,452	(111,589)
Retained Earnings	(3,202,427)	(2,893,057)

Total shareholders' deficiency	(3,122,003)	(2,994,674)

Total liabilities and shareholders' deficiency	$2,513,495	$1,994,310

3POWER ENERGY GROUP, INC.
FORMALLY KNOW AS PRIME SUN POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Sales	$476,701	$2,615,204

Cost of sales	207,413	2,376,768

Gross profit	269,288	238,436

Operating Expenses:
General and adminstrative expenses	442,783	238,870
Faciliation fee	1,000,000	-
Depreciation expense	144	131

Total Operating Expenses	1,442,927	239,001

Income from operations	(1,173,639)	(565)

Interest expense	(18,068)	(16,059)

Income before provision for income taxes	(1,191,707)	(16,624)

Provision for income taxes

Net loss	(1,191,707)	(16,624)

Net loss	$(1,191,707)	$(16,624)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment

Comprehensive loss	$(1,191,707)	$(16,624)
Other Comprehensive loss
Foreign currency translation adjustment	(45,222)	(113,665)

Comprehensive loss	$(1,236,929)	$(130,289)

Basic Loss per common share	$(0.012)	$(0.00)

Weighted average common share outstanding	53,041,830	40,114,900

3POWER ENERGY GROUP, INC.
FORMALLY KNOW AS PRIME SUN POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(1,191,707)	$(16,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued fees to related party	104,166	104,167
Stock issued for facilitation fee	1,000,000	-
Accrued interest to related party	5,861	3,852
Depreciation and Amortization	141	133
Changes in assets and liabilities:
(Increase) decrease in -
Account receivable-trade	(475,674)	(10,925)
Inventories	130,246	212,866
Prepaid expenses and other current assets	707,625	(444,236)
Taxes receivable	(463,991)	32,223
Account payable	388,278	2,464,080
Accrued expenses	87,961	25,169
Net cash provided by operating activities	292,906	2,370,705

Cash flows from financing activities

Advance to related parties	(360,155)	562,569
Advance from related party	60,249
Advance from (payment to) shareholder		(1,382,249)
Advance from (payment to) related party
Net cash used in financing activities	(299,906)	(819,680)

Effect of exchange rate changes on cash and cash equivalents	64,378	(75,679)

Net increase in cash and cash equivalents	57,377	1,475,345

Cash and cash equivalents, beginning of period	12,734	970,227

Cash and cash equivalents, end of period	$70,111	$2,445,572

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income taxes paid	$-	$-

3 POWER ENERGY GROUP INC.
Formerly known as PRIME SUN POWER, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

1.	BUSINESS DESCRIPTION

Basis of Consolidation

The consolidated financial statements include the accounts of 3 Power Energy Group, Inc.  and its subsidiaries, all of which are wholly owned.  All intercompany balances and transactions have been eliminated in consolidation.

Organization and Business Description

3Power Energy Group Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002.  On March 30, 2011, the Company changed its name from Prime Sun Power Inc. to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  The Company plans to pursue a business model producing renewable generated electrical power and other alternative energies.

Going Concern

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,191,707 for the three months ended  June 30, 2011 and has a shareholders’ deficiency of $3,122.003 at June 30, 2011.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Preparation

On May 13, 2011 the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Seawind Energy Limited and its subsidiaries (“Seawind Energy”), pursuant to which the Company acquired 100% of the issued and outstanding common stock of Seawind Energy, in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock .  The acquisition was accounted for as a reverse merger and , accordingly, the Company is the legal survivor and Seawind Energy is the accounting survivor.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”.  Revenues from long term contracts are recognized on the percentage of completion method.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts and notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.  The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2011, we had $1,589,683of balances in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share.

Property and Equipment

Property and equipment consists of office equipment, is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 5 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

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

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of June 30, 2011).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073) as of June 30, 2011).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.  CRG has made a demand for payment of the Note which has not been paid by the Company.

4.	INCOME TAXES

The Company has available approximately $$3,895,000_ of net operating loss carry forwards to offset future taxable income, if any.  The carry forwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,000
2025	$19,000
2026	$16,000
2027	$56,000
2028	$695,000
2029 and after	$3,050,000

Utilization of these carryforwards may be limited due to the changes in ownership referred to in Note 1.  The Company has a deferred tax asset of approximately $$1,350,000 relating to available net operating loss carry forwards for which 100% valuation allowance has been provided.

The computed credit for income taxes for the years ended December 31, 2010 and 2009 differs from the expected Federal tax rate as follows:

	2011	2010
Computed expected tax rate	35%	35%
Valuation allowance	35%	35%
Income tax credit	0	0

5.	FACILITATION AGREEMENT

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

The Company address is 100 Wall Street, 21st Floor, New York, NY 10005.  The Company’s telephone number is 011 44 203 318 2995.

The Company’s activities during the period covered by this Report included negotiating the acquisition of Seawind Energy Services and Seawind Energy Limited which closed on May 13, 2011.  As a result of the Seawind Acquisition, the Company is no longer a “shell company” as such term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

The Company’s subsidiary Seawind Energy Limited has changed its name to 3Power Energy Limited.  This subsidiary continues to await the final payment for the sale of its project in Texas to Sany, a Chinese company.  Such payment is not expected until the final quarter of 2011.

The Company’s subsidiary Seawind Services Limited changed its name to 3Power Project Services Limited.  3Power Project Services Limited continued to make progress on its engineering and supply contracts with its two Chinese customers as those projects approached completion. The first shipment of prototype components for the new 2MW wind turbine were despatched from Germany, and the close out of the detailed design phase continued. 3Power Project Services Limited also commenced work under the Project Management engagement with 3Power Energy Inc. on the ongoing development of the first 18MW of wind projects in Chile. Activities have included finalising interconnection options to grid, contractor prequalification and negotiation of power purchase agreements. Additionally, minor works were undertaken in relation to the ongoing operating and maintenance engagement for Barrick Gold in Argentina. No new work was approached or contracted, the emphasis for the company now being the successful close out of the Chinese venture and consolidation of the work being undertaken on development of the 3Power project portfolio.

Stock Purchase Agreement

On May 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Seawind Energy Limited (“Seawind Energy”), Seawind Services Limited (“Seawind Services,” and together with Seawind Energy, the “Seawind Companies”) and the shareholders of Seawind Energy (the “Seawind Group Shareholders”).  The Company has acquired Seawind Energy, and its wholly owned subsidiary Seawind Services, from the Seawind Group Shareholders in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock (such acquisition is referred to herein as the “Seawind Acquisition”).  The valuation for purposes of such acquisition was determined to be $2,400,000 on the basis of an understanding between the Company and the representatives of the Seawind Companies as of January 25, 2011, with the number of shares to be issued thereof calculated by reference to the publicly quoted closing price of the Company’s Common Stock on January 25, 2011.

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

Change in Fiscal Year End

On May 13, 2011 the Board approved a change in the Company’s fiscal year end from December 31st to March 31st.

Amendment to By-Laws

Effective as of May 13, 2011, the Board approved the following amendment to the Company’s By-Laws:

Article I, Section 10 of the Company’s By-Laws is deleted in its entirety and replaced with the following:

Unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action to be taken, shall be signed by shareholders holding a majority of the shares entitled to vote with respect to the subject matter thereof.

Special Meeting of Shareholders for Election of Director

On April 14, 2011, the Company held a Special Meeting of Shareholders (the “Special Meeting”).  At the Special Meeting, Mr. Toby Durrant was elected to the Company’s Board of Directors.  Mr. Durrant has served as the Company’s Chief Investment Officer since January 26, 2011, and had served as the Company’s Acting Chief Executive Officer and Chief Financial Officer since February 25, 2011.  At the record date of April 1, 2011, the Company had 40,114,900 issued and outstanding shares, of which 20,498,638 shares, representing 51.1% of the Company’s issued and outstanding shares, were represented at the Special Meeting and voted for the election of Mr. Durrant to the Company’s Board of Directors.

Officer and Director Transitions

On May 13, 2011, Riccardo Valentini, Dimitris Kazantzis and Antonio Conte were appointed to the Company’s Board of Directors.  Effective June 2, 2011, Mr. Valentini was appointed as the Chief Executive Officer and Chief Financial Officer of the Company.   Mr. Valentini resigned from his positions as an officer and director of the Company on August 10, 2011.  Mr. Conte resigned as a director of the Company on August 10, 2011.

Plan of Operation

The Company is planning to develop, construct and operate wind energy power plants, solar photovoltaic power plants, biomass power plants and other renewable technologies. The Company expects to sell the electrical power produced to private and utility customers.   In regard to our wind energy power plant business, we intend to commence operations in South America with wind energy projects in Chile.  We intend to acquire the development rights to build two wind energy projects, with a total capacity of 58MW and expect that first power-to-grid will be achieved in the first quarter of 2012.  We intend to enter into sub-contractor arrangements with high quality and expert Chilean companies and organizations to provide the engineering, construction, procurement, installation and commissioning of the projects.  We intend to enter into long term operating and maintenance agreements with the wind turbine equipment supplier.  Our Company will sell the energy under power purchase agreements to private customers, in the public spot-price market, or a combination of both.  We intend to increase our wind energy project portfolio in Chile further by acquiring the development rights to build other attractive projects and in parallel expect to undertake project development of green-field sites.  We intend to expand our wind energy operations in other Latin American countries by entering into strategic alliances with local partners to create a strong local presence in countries such as Peru, Ecuador and Argentina, and create a wind energy portfolio through a combination of acquiring the development rights to wind energy projects, and carrying out project development of green-field sites.  We anticipate expanding our wind energy operations into Asia through strategic alliances with local partners and by acquiring the development rights to build suitable wind energy projects.

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

Project Acquisition Agreement

Enerserve Ltd.

The Company has entered into an acquisition agreement with Enerserve Ltd. (“Enerserve”), to acquire a wind energy project in Chile consisting of thirty two turbine locations (the “Enerserve Project”).   Enerserve has already obtained and/or is in the process of finalizing the necessary agreements, permits, wind measurement data, and all other requisites necessary for the Enerserve Project.  Enerserve has agreed to complete the development of the Enerserve Project through the stage where all required construction permits are obtained and in order.  Enerserve shall then provide support services to the Company throughout the construction stage in all matters related to permits and consents.  The Enerserve Project and all ancillary rights, agreements, permits, data and other requisites for the construction and connection to the electrical grid shall be vested in the Company by transferring the Enerserve Project to 3Power Energia S.A.

Project Acquisition Option Agreement

Power Andina Limited

The Company has entered into an option agreement with Power Andina Limited (“PAL”), to acquire a wind energy project in Chile consisting of six turbine locations (the “PAL Project”).   PAL has already obtained and/or is in the process of finalizing the necessary agreements, permits, wind measurement data, and all other requisites necessary for the PAL Project.  PAL has agreed to complete the development of the PAL Project through the stage where all required construction permits are obtained and in order.  PAL shall then provide support services to the Company throughout the construction stage in all matters related to permits and consents.  Upon exercise of the option by the Company under the PAL agreement, the PAL Project and all ancillary rights, agreements, permits, data and other requisites for the construction and connection to the electrical grid shall be vested in the Company by transferring the PAL Project to a new Company wholly-owned subsidiary, 3Power Energia S.A., which shall be a Chilean registered company.

Sales

During the three month periods ended June 30, 2011, the Company’s sales totaled $476,701, which was a decline from total sales of $2,615,204 as of June 30, 2010.  The Company’s cost of sales for the three months ended June 30, 2011 were $207,413, as opposed to $2,376,768 for the period ended June 30, 2010.  The Company’s gross profit for the period ended June 30, 2011 was $269,288, an increase from $238,436 for the period ended June 30, 2010.

Results of Operations

The Company has incurred an increase in operating expenses during this reporting period from the last comparative period.  Operating Expenses for the three months ended June 30, 2011 were $1,442,927, as compared to $239,001 for the three months ended June 30, 2010.  The largest component of the Company’s operating expenses during this period was a $1,000,000 facilitation fee paid to Viewpoint Investments Corp.  The Company’s general and administrative expenses for the three month period ended June 30, 2011 were $442,783, as compared to $238,870 for the three month period ended June 30, 2010.

Liquidity and capital resources

Our total cash and cash equivalents at June 30, 2011 was $70,111, which was more than the Company’s cash and cash equivalents at March 31, 2011 of $12,734.  As of June 30, 2011, our total assets were $2,513,495, which was an increase from $1,993,309 as of March 31, 2011.  Our total current liabilities were $5,635,498 as of June 30, 2011, which was a decrease from $4,988,983as of March 31, 2011.

Prior to the acquisition of the Seawind Companies, the Company relied on loans from Rudana Investment Group AG (“Rudana”), a former shareholder of the Company.  In addition, the Company received loans from CRG Finance AG, and the sale of rights to a power plant.   The Company has received loans from CRG Finance AG in the amount of 470,000 Euros (US$660,073) and proceeds from the sale of rights to a one-megawatt power plant in Italy during the first quarter of 2010 in the amount of 179,630 Euros (US$242,921).

To date, 3Power Energy Group has received loans from Rudana (the “Shareholder Loans”). The Shareholder Loans include amounts loaned by Rudana and invoices paid by Rudana.  3Power Energy Group has used the proceeds from the Shareholder Loans for general corporate purposes. The Shareholder Loans have an interest rate of seven and a half percent (7.5%) per annum, which together with the principal amount shall be repayable thirty (30) days after demand by Rudana. In connection with the Shareholder Loans, 3Power Energy Group intends to execute notes setting forth the terms thereof.  In addition, the Company’s accrued fees owed for management services received from Prime Asset Finance Limited, a subsidiary of Rudana, from inception through June 30, 2011 total $937,500.

Our activities to date have consumed substantial amounts of cash.  We will need to raise additional capital to implement our new business plan and continue operations for any length of time.  We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations.  We cannot guarantee that we will be successful in raising additional cash resources for our operations.

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

Demand from CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($660,073 as of June 30, 2011).  In further consideration for the making of this loan, the Company agreed to transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l (the “Net Profit Rights”).  CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($660,073) as of June 30, 2011.  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.  CRG has made a demand for payment of the Note which has not been paid by the Company.

Plant and Equipment

During the period covered by this Report, the Company did make any expenditure on plants and equipment.

Employees

As of June 30, 2011, the Company had 5 senior management employees.

Research and Development

The Company has not expended significant amounts on research and development.  The Company intends to assess prospective research and development undertakings during the foreseeable future and allocate a budget accordingly.

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Cancellation of Credit Facility

On March 10, 2011, the Company entered into a Financing and Security Agreement with CR&P Holding S.p.A., an Italian investment group, with respect to a $50 million credit facility.  The Company intended to use the credit facility to finance photovoltaic, wind and hydro power plant development projects and prospective acquisitions in Italy, France, Greece, Turkey, Albania and Chile.  On August 10, 2011, the Company and CR&P Holding S.p.A. mutually agreed to cancel this Financing and Security Agreement.

Officer and Director Transitions

On May 13, 2011, Riccardo Valentini, Dimitris Kazantzis and Antonio Conte were appointed to the Company’s Board of Directors.  Effective June 2, 2011, Mr. Valentini was appointed as the Chief Executive Officer and Chief Financial Officer of the Company.   Mr. Valentini resigned from his positions as an officer and director of the Company on August 10, 2011.  Mr. Conte resigned as a director of the Company on August 10, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of June 30, 2011, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The Company’s bookkeeping and accounting functions are overseen by a single individual who serves as a consultant to the Company, which prevents us from segregating duties within the Company’s disclosure control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2011, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Seawind Acquisition

On May 13, 2011, the Company acquired Seawind Energy, and its wholly owned subsidiary Seawind Services from the Seawind Group Shareholders in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock.  The valuation for purposes of such acquisition was determined to be $2,400,000 on the basis of an understanding between the Company and the representatives of the Seawind Companies as of January 25, 2011, with the number of shares to be issued thereof calculated by reference to the publicly quoted closing price of the Company’s Common Stock on January 25, 2011.  The Seawind Acquisition was made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  The Seawind Group Shareholders are not a U.S. person (as such term is defined in Rule 902(k) of Regulation S).

Facilitation Agreement Share Issuance

The Company arranged with Viewpoint Investments Corp. (“Viewpoint”) to pay a $1,000,000 fee, to be paid in Company Common Stock, payable upon the closing of the acquisition of the Seawind Companies (the “Facilitation Agreement”) which occurred on May 13, 2011.  Pursuant to the Facilitation Agreement, the Company has issued 19,607,843 restricted shares of the Company’s common stock to Viewpoint in consideration for services rendered to the Company. Viewpoint assisted and advised the Company with respect to identifying, negotiating and closing the transaction with the Seawind Group of Companies.  The consideration paid to Viewpoint by the Company was deemed to be fair and reasonable by our Board of Directors with respect to the creation and enhancement of share value for all shareholders responsive to the acquisition of Seawind Energy and Seawind Services due to the efforts of Viewpoint.  The number of shares issued to Viewpoint was calculated by reference to 85% of the publicly quoted closing price of the Company’s Common Stock on January 25, 2011.  The transaction described above was made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Rule 903 of Regulation S.  Falak Investments AG is not a U.S. person (as such term is defined in Rule 902(k) of Regulation S) and this transaction was entered into outside of the United States.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	RESERVED

Not Applicable.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.          EXHIBITS

Exhibit	Description

3.4	By-Laws, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2011.

10.26
Financing & Security Agreement, by and between the Company and CR&P Holding S.p.A., dated as of March 10, 2011, incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2011.

10.27
Stock Purchase Agreement, by and between the Company, Seawind Energy, Seawind Services and the Shareholders of Seawind Energy, dated as of May 13, 2011, incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2011.

10.28
Services Agreement, by and between the Company and Seawind Services Limited, dated as of May 9, 2011, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2011.

10.29
Services Agreement, by and between Seawind Services Limited and Seawind International Limited, dated as of May 9, 2011, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2011.

10.30
Wind Energy Project Purchase Agreement, by and between the Company and Power Andina Limited, dated as of May 5, 2011, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 19, 2011.*

10.31
Wind Energy Project Purchase Agreement, by and between the Company and Enerserve Ltd., dated as of May 16, 2011, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 19, 2011.*

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

Dated:      September 2, 2011