Form 10-Q/A
period 2011-06-30
3Power Energy Group Inc.
filed 2011-09-27
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes ¨ No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ¨   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 30, 2011, the Issuer had 107,127,408 shares of its Common Stock outstanding.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 2, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q.

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

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	Previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on September 2, 2011.

***
In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3POWER ENERGY GROUP INC.

By:	/s/ Toby Durrant
	Name:	Toby Durrant
	Title:	Acting Chief Executive Officer,
Acting Principal Financial Officer and
Acting Principal Accounting Officer

Dated:      September 26, 2011