Form 10-Q
period 2011-09-30
3Power Energy Group Inc.
filed 2011-11-21
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   333-103647

3Power Energy Group Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0393197
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

PO Box 50006
Sh. Rashid Building
Sh. Zayed Road
Dubai, United Arab Emirates
(Address of principal executive offices)

011 97 14 3210312
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
Yes ☐ No ☒

As of November 18, 2011, the Issuer had 107,127,408 shares of its Common Stock outstanding.

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

3POWER ENERGY GROUP, INC.
FORMERLY KNOWN AS PRIME SUN POWER, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$52,587	$12,734
Accounts receivable net of allowance for doubtful accounts	450,752	478,080
Inventories	-	130,246
Work in progress	447,055	1,602
Due from related parties	51,171	835,231
Taxes receivable	168,740	535,852

Total current assets	1,170,305	1,993,745

Property and equipment, net	552	565

Other assets
Project development rights	3,332,100	-

Total other assets	3,332,100	-

Total assets	$4,502,957	$1,994,310

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,415,367	$1,636,236
Accrued expenses and other current liabilities	1,502,456	1,421,453
Note payable - finance company	639,059	660,073
Note payable - shareholders	310,848	937,500
Accrued interest - related party	88,983	83,122
Due to related parties	1,763,572	250,600

Total current liabilities	5,720,285	4,988,984

Shareholders' deficiency:
Common stock, $.0001 par value, 300,000,000 shares authorized, 107,127,408 and 99,722,743 issued and outstanding at September 30, 2011, and at March 31, 2011, respectively	10,713	9,972
Additional paid-in capital	3,331,359	-
Accumulated other comprehensive (loss)	(54,784)	(111,589)
Accumulated deficit	(4,504,616)	(2,893,057)

Total shareholders' deficiency	(1,217,328)	(2,994,674)

Total liabilities and shareholders' deficiency	$4,502,957	$1,994,310

3POWER ENERGY GROUP, INC.
FORMERLY KNOWN AS PRIME SUN POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Sales	$14,391	$936,447	$491,092	$3,551,651

Costs and Expenses
Project Development Cost	447,344	$405,156	654,756	2,781,924
General and administrative expenses	487,032	53,015	929,959	292,016
Facilitation fee	-	-	1,000,000	-
Management charges	531,775	104,167	531,775	104,167

Total operating expenses	1,466,151	562,338	3,116,490	3,178,107

Income(loss) from operations	(1,451,760)	374,109	(2,625,398)	373,544

Interest expense	178	16,284	18,246	32,343

Net income (loss)	$(1,451,938)	$357,825	$(2,643,644)	$341,201

Other comprehensive income (loss)

Foreign currency translation adjustment	102,027	129,137	56,805	15,472

Comprehensive loss	(1,349,911)	486,962	(2,586,839)	356,673

Basic earning (Loss) per common share	$(0.01)	$0.01	$(0.03)	$0.01

Weighted average common shares outstanding	103,827,503	40,114,900	101,786,338	40,114,900

3POWER ENERGY GROUP, INC.
FORMERLY KNOWN AS PRIME SUN POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2011	2010

Cash flow from operating activities:

Net income (loss)	$(2,643,644)	$341,201
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued fees to related party	104,167	104,167
Stock issued for facilitation fee	1,000,000	-
Accrued interest to related party	5,861	7,794
Depreciation and amortization	286	267
Changes in assets and liabilities:
(Increase) decrease in accounts receivable - trade	27,328	952,830
(Increase) decrease in inventories	130,246	212,865
(Increase) decrease in work in progress	(445,453)	(1,962,334)
(Increase) decrease in tax receivable	367,112	(325,528)
Increase (decrease) in accounts payable	(220,869)	601,818
Increase (decrease) in accrued expenses and other current liabilities	81,003	2,767,946

Cash provided by (used in) operating activities	(1,593,963)	2,701,026

Cash flow from investing activities:
Additions to property and equipment	(273)	(41)

Cash used in investing activities	(273)	(41)

Cash flow from financing activities:
Payments on advances from related parties	(647,666)	(1,073,407)
Advances from related parties	2,297,032	-

Cash provided by (used in) financing activities	1,649,366	(1,073,407)

Effect of exchange rate changes on cash and cash equivalents	(15,277)	(141,008)

Net increase in cash and cash equivalents	39,853	1,486,570

Cash at beginning of period	12,734	970,227

Cash at end of period	$52,587	$2,456,797

Supplemental disclosure of cash flow information:

Stock issued for acquisition of project development rights	$3,332,100	$-

3POWER ENERGY GROUP INC.
Formerly known as PRIME SUN POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

1.	BUSINESS DESCRIPTION

Basis of Consolidation

The consolidated financial statements include the accounts of 3Power Energy Group, Inc.  and its subsidiaries, all of which are wholly owned.  All intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,643,644 for the six months ended  September 30, 2011 and has a shareholders’ deficiency of $1,217,328 at September 30, 2011.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing or capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Preparation

On May 13, 2011 the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Seawind Energy Limited and its subsidiaries (“Seawind Energy”), pursuant to which the Company acquired 100% of the issued and outstanding common stock of Seawind Energy, in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock .  The acquisition was accounted for as a reverse merger and, accordingly, the Company is the legal survivor and Seawind Energy is the accounting survivor.

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

Work  In Progress

Work in progress represents costs and estimated earnings in excess of billings. These are the amount under customer contracts that were earned and billable but not invoices at September 30, 2011 and March 31, 2011.

Project Development Rights

These are the project rights we acquired from Power Andina Limited as disclosed in the MD&A under “Project Acquisition Option Agreement”.

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

Stock based compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718, “Compensation: Stock Compensation”. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Fair value measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts and notes payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.  The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2011, we had no balances in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income, and foreign currency translation adjustments.

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share.

Property and Equipment

Property and equipment consists of office equipment and is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets, generally 3 to 5 years. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The functional currency of the Company’s subsidiaries is British pounds (“GBP”). The financial statements of subsidiaries are translated into USD in accordance with the Codification ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in shareholders’ equity in accordance with the Codification ASC 220, “Comprehensive Income”.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred.  There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	September 30,
	2011	2010
Year-end GBP : USD exchange rate	$1.5625	$1.5825
Average Quarterly GBP : USD exchange rate	$1.6114	$1.5492

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

3.	NOTE PAYABLE – FINANCE COMPANY

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($639,059 as of September 30, 2011).  In further consideration for the making of this loan, the Company shall transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l. to GPR (the “Net Profit Rights”).

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($639,059 as of September 30, 2011).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.  CRG has made a demand for payment of the Note which has not been paid by the Company.

4.	INCOME TAXES

The Company has available approximately $3,895,000 of net operating loss carry forwards to offset future taxable income, if any.  The carry forwards expire as follows:

2022	$22,000
2023	$24,000
2024	$13,000
2025	$19,000
2026	$16,000
2027	$56,000
2028	$695,000
2029 and after	$3,050,000

Utilization of these carryforwards may be limited due to the changes in ownership.  The Company has a deferred tax asset of approximately $1,350,000 relating to available net operating loss carry forwards for which 100% valuation allowance has been provided.

5.	FACILITATION AGREEMENT

The Company paid Viewpoint Investments Corp. (“Viewpoint”)  a $1,000,000 fee in Company Common Stock upon the closing of the acquisition of the Seawind Companies (the “Facilitation Agreement”).  Pursuant to the Facilitation Agreement, the Company has issued 19,607,843 restricted shares of the Company’s common stock to Viewpoint in consideration for services rendered to the Company. Viewpoint assisted and advised the Company with respect to identifying, negotiating and closing the transaction with the Seawind Group of Companies.  The consideration paid to Viewpoint by the Company was deemed to be fair and reasonable by our Board of Directors with respect to the creation and enhancement of share value for all shareholders responsive to the acquisition of Seawind Energy and Seawind Services due to the efforts of Viewpoint.  The number of shares issued to Viewpoint was calculated by reference to 85% of the publicly quoted closing price of the Company’s Common Stock on January 25, 2011.

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

The Company address is PO Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

The Company’s telephone number is + 97-14- 321-0312.

The Company’s most significant recent activities included negotiating the acquisition of Seawind Energy Services and Seawind Energy Limited which closed on May 13, 2011.  As a result of the Seawind Acquisition, the Company is no longer a “shell company” as such term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

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

Employees

As of November 3, 2011, the Company had 3 senior management employees.

Officer and Director Transitions

On October 19, 2011, Mr. Umamaheswaran Balasubramaniam (“Bala”) was appointed as the Company’s Chief Executive Officer.  He has served as a member of the Company’s Board since September 12, 2011.  Also on October 19, 2011, Mr. Shariff Rehman was appointed as the Company’s Chief Financial Officer.  He has served as a member of the Company’s Board since September 12, 2011. In addition, Mr. Mohammed Falaknaz and Mr. James Wilson were appointed to the Board.  Mr. Wilson is also the co-founder, chief executive officer and a director of Seawind Energy Limited and Seawind Services Limited.

On October 19, 2011, Mr. Toby Durrant resigned as the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and as a Member of the Board.

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

Each of Mr. Valentini and Mr. Conte entered into Separation Agreements with the Company, dated as of August 10, 2011.

Research and Development

The Company has not expended significant amounts on research and development.  The Company intends to assess prospective research and development undertakings during the foreseeable future and allocate a budget accordingly.

Cancellation of Credit Facility

On August 10, 2011, the Company and CR&P Holding S.p.A. mutually agreed to cancel a Financing and Security Agreement, previously entered into on March 10, 2011.

Economic and Political Risks

The Company’s operations are conducted in various regions of Eastern Europe, Asia and South America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in these regions, and by the general state of the economy.

The Company’s operations in these regions are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Seawind Acquisition

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

Project Acquisition Agreement

Power Andina Limited

The Company has entered into an acquisition agreement with Power Andina Limited (“PAL”), to acquire a 49MW wind energy project in Chile consisting of thirty two turbine locations (the “PAL1 Project”).   PAL has already obtained and/or is in the process of finalizing the necessary agreements, permits, wind measurement data, and all other requisites necessary for the PAL1 Project.  PAL has agreed to complete the development of the PAL1 Project through the stage where all required construction permits are obtained and in order.  PAL shall then provide support services to the Company throughout the construction stage in all matters related to permits and consents.  The PAL1 Project and all ancillary rights, agreements, permits, data and other requisites for the construction and connection to the electrical grid shall be vested in the Company by transferring the PAL1 Project to 3Power Energia S.A., a Chilean registered company.

Project Acquisition Option Agreement

Power Andina Limited

The Company has entered into an option agreement with Power Andina Limited (“PAL”), to acquire a 9MW wind energy project in Chile consisting of six turbine locations (the “PAL2 Project”).   PAL has already obtained and/or is in the process of finalizing the necessary agreements, permits, wind measurement data, and all other requisites necessary for the Project. PAL shall then provide support services to the Company throughout the construction stage in all matters related to permits and consents.  Upon exercise of the option by the Company under the PAL agreement, the PAL2 Project and all ancillary rights, agreements, permits, data and other requisites for the construction and connection to the electrical grid shall be vested in the Company by transferring the PAL2 Project to a new Company wholly-owned subsidiary, 3Power Energia S.A., a Chilean registered company.

Results of Operations

Sales

During the six month periods ended September 30, 2011, the Company’s sales totaled $491,092, which was a decline from total sales of $3,551,651 as of September 30, 2010. The decline was due to the completion of projects in Latin America and fewer new contracts were secured as of September 30, 2011.

During the three month periods ended September 30, 2011, the Company’s sales totaled $14,391, which was a decline from total sales of $936,447 as of September 30, 2010.

In the both periods of six months and three months ended September 30, 2011 as compared with the same period of last year, the company’s sales, expenses and gross profit declined due to reduced operations.

The Company has incurred an increase in operating expenses during this reporting period from the last comparative periods. This increase was mostly attributable to a facilitation fee expense of $1,000,000 incurred by the company in the first quarter 2011 and expenses related to a new contract entered by the company in the second quarter 2011.

Cost and Expenses

Operating Expenses for the six months ended September 30, 2011 were $3,116,490, as compared to $3,178,107 for the six months ended September 30, 2010. The increase was primarily due to the $1,000,000 facilitation fees we paid in stock during the period ended June 30, 2011 and the increase cost of various filing expenses to maintain the public company status.  The increases were offset by a decrease of $2,127,168 in project development cost due to reduced operations.

Operating Expenses for the three months ended September 30, 2011 were $1,466,150 as compared to $157,182 for the three months ended September 30, 2010.  The increase was primarily due to the increase costs of various filing expenses to maintain the public company status.

Liquidity and Capital Resources

As of September 30, 2011, we have funded our operations primarily through loans from related parties.

Net cash used by operating activities was $1,593,963 during the six months ended September 30, 2011 compared to net cash provided by operating activities $2,701,026. The increase of $4,294,989 for cash used by operating activities was due primarily to the decrease in accounts payable and accrued liabilities and the increase in net loss.

Net cash used in investing activities was $273 for the six months ended September 30, 2011 compared to $41 for the six months ended September 30, 2010. The increase is due to increase expenditures in fixed assets acquisition.

Net cash provided by financing activities was $1,649,366 for the six months ended September 30, 2011 compared to net cash used in financing activities of $1,073,407 for the six months ended September 30, 2010. The $2,722,773 increase in cash provided by financing activities was due to increase in loans from shareholders and decrease in payments to related parties.

Our total cash and cash equivalents at September 30, 2011 was $52,587, which was more than the Company’s cash and cash equivalents at March 31, 2011 of $12,734.

As of September 30, 2011, our total assets were $4,502,957, which was an increase from $1,994,310 as of March 31, 2011.  Our total current liabilities were $5,720,285 as of September 30, 2011, which was an increase from $4,988,984 as of March 31, 2011.

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

Demand from CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($639,059 as of September 30, 2011).  In further consideration for the making of this loan, the Company agreed to transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l (the “Net Profit Rights”).  CRG Finance previously agreed that upon receipt of its Net Profit Rights, CRG Finance would reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.   The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.  CRG has made a demand for payment of the Note which has not been paid by the Company.

Critical Accounting Policies

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

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The functional currency of the Company’s subsidiaries is British pounds (“GBP”). The financial statements of subsidiaries are translated into USD in accordance with the Codification ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in shareholders’ equity in accordance with the Codification ASC 220, “Comprehensive Income”.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred.  There were no material transaction gains or losses in the periods presented.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of September 30, 2011, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The Company’s bookkeeping and accounting functions are overseen by a single individual who serves as a consultant to the Company, which prevents us from segregating duties within the Company’s disclosure control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, the Company’s Acting Chief Executive Officer and its Acting Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($639,059 as of September 30, 2011).  In further consideration for the making of this loan, the Company agreed to transfer 20% of the Company’s rights to its net profits to be made in the sale of PSP Italian S.r.l (the “Net Profit Rights”).  CRG Finance previously agreed that upon receipt of its Net Profit Rights, CRG Finance would reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.   The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.  CRG has made a demand for payment of the Note which has not been paid by the Company.

ITEM 4:	RESERVED

Not Applicable.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

10.32
Separation Agreement, by and between the Company and Riccardo Valentini, dated as of August 10, 2011, incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2011.

10.33
Separation Agreement, by and between the Company and Antonio Conte, dated as of August 10, 2011, incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2011.

10.34
Termination Agreement, by and between the Company CR & Partners Holding, dated as of August 10, 2011, incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2011.

10.35
Riccardo Valentini Resignation Letter, dated as of August 10, 2011, incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2011.

10.36
Antonio Conte Resignation Letter, dated as of August 10, 2011, incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2011.

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

3POWER ENERGY GROUP INC.

By:	/s/ Umamaheswaran Balasubramaniam
	Name:	Umamaheswaran Balasubramaniam
	Title:	Chief Executive Officer

By:	/s/ Shariff Rehman
	Name:	Shariff Rehman
	Title:	Principal Financial Officer and Chief Accounting Officer

Dated:      November 21, 2011