Form 10-Q
period 2011-12-31
3Power Energy Group Inc.
filed 2012-02-21
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-103647

3POWER ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0393197
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 50006

Sh. Rashid Building

Sh. Zayed Road

Dubai, United Arab Emirates

(Address of principal executive offices)

011 97 14 3210312

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

113,036,248 shares of common stock with a par value of $ .0001 outstanding as of February 16, 2012.

3POWER ENERGY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$47,052	$12,734
Accounts receivable net of allowance for doubtful accounts	445,770	478,080
Inventories	-	130,246
Accrued income	433,706	-
Work in progress	-	1,602
Due from related parties	59,036	835,231
Taxes receivable	33,140	535,852
Total current assets	1,018,704	1,993,745
Property and equipment, net	859	565
Other assets
Project development rights	3,332,100	-
Total other assets	3,332,100	-
Total assets	$4,351,663	$1,994,310

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,059,079	$1,636,236
Accrued expenses and other current liabilities	1,410,917	1,421,453
Note payable - finance company	639,059	660,073
Note payable - shareholders	-	937,500
Accrued interest - related party	136,464	83,122
Due to related parties	104,192	250,600
Total current liabilities	3,349,711	4,988,984

Shareholders' Equity (deficiency):
Common stock	11,303	9,972
Additional paid-in capital	6,414,842	-
Accumulated other comprehensive (loss)	(54,784)	(111,589)
Accumulated deficit	(5,369,409)	(2,893,057)
Total shareholders' equity deficiency	1,001,952	(2,994,674)
Total liabilities and shareholders equity	$4,351,663	$1,994,310

 See the accompanying notes to the unaudited condensed consolidated financial statement

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Sales	$-	$-	$491,092	$3,551,651

Costs and Expenses
Project Development Cost	-	-	654,756	2,781,924
General and administrative expenses	817,312	141,550	2,279,045	537,733

Total operating expenses	817,312	141,550	2,933,801	3,319,657

Income(loss) from operations	(817,312)	(141,550)	(2,442,709)	231,994

Interest expense	47,481	16,291	65,727	48,634

Net income (loss)	$(864,793)	$(157,841)	$(2,508,436)	$183,360

Other comprehensive income (loss)

Foreign currency translation gain	-	-	56,805	15,472

Comprehensive loss	(864,793)	(157,841)	(2,451,631)	198,832

Basic earning (Loss) per common share	$(0.01)	$(0.00)	$(0.02)	$0.00

Weighted average common shares outstanding	113,036,248	40,114,900	113,036,248	40,114,900

 See the accompanying notes to the unaudited condensed consolidated financial statement

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2011	2010

Cash flow from operating activities:
Net (loss) income	$(2,508,436)	$183,360
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities:
Accrued fees to related party	104,167	104,167
Common stock issued for services	880,000	-
Accrued interest to related party	5,861	11,742
Depreciation and amortization	286	267
Changes in operating assets and liabilities:
Decrease in accounts receivable - trade	32,310	992,796
Decrease in inventories	130,246	212,865
(Increase) in accrued income	(433,706)	-
Decrease in work in progress	1,602	-
(Increase) decrease in tax receivable	502,712	-
(Decrease) in accounts payable	(577,157)	(287,574)
(Decrease) in accrued interest	53,342	-
(Decrease) in accrued expenses and other current liabilities	(10,536)	(9,610)
Cash (used in) provided by operating activities	(526,513)	1,208,013

Cash flow from investing activities:
Additions to property and equipment	(273)	(41)
Cash used in investing activities	(273)	(41)

Cash flow from financing activities:
Proceed from (advances to) related parties and other, net	525,620	(2,178,057)
Cash provided by (used in) financing activities	525,620	(2,178,057)
Effect of exchange rate changes on cash and cash equivalents	35,484	-
Net increase (decrease) in cash and cash equivalents	34,318	(970,085)
Cash and cash equivalents at beginning of period	12,734	970,227
Cash and cash equivalents at end of period	$47,052	$142
Non cash information for investing and financing activities
Fair value of common shares issued for acquisition of project development rights	$3,332,100	$-

See the accompanying notes to the unaudited condensed consolidated financial statement

3POWER ENERGY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended December 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

1.	BUSINESS DESCRIPTION

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of 3Power Energy Group, Inc.  and its subsidiaries, all of which are wholly owned.  All intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss from operations of approximately $ 2,500,000_for the nine months ended  December 31, 2011 and has an accumulated deficit of approximately $5,400,000 at December 31, 2011.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing or capital.  There is no guarantee that the Company will be able to raise additional financing or capital or sell any of services or products at a profit.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For accounting purposes, Seawind Energy was the surviving entity. The transaction was accounted for as a recapitalization of Sawind Energy pursuant to which Seawind Energy was treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Seawind Energy immediately following the consummation of the reverse merger. The Seawind Companies have become wholly owned subsidiaries of the Company.

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

Work  In Progress

Work in progress represents costs and estimated earnings in excess of billings. These are the amount under customer contracts that were earned and billable but not invoices at December 31, 2011 and March 31, 2011.

Project Development Rights

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2011, we had no balances in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

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

Foreign Currency Translation and Transactions

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars (“USD”). The functional currency of the Company’s subsidiaries is British pounds (“GBP”). The financial statements of subsidiaries are translated into USD in accordance with the Codification ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in shareholders’ equity in accordance with the Codification ASC 220, “Comprehensive Income”.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred.  There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	December 31,	December 31,
	2011	2010
Period-end GBP : USD exchange rate	$1.5625	$1.5468

Average Quarterly GBP : USD exchange rate	$1.6114	$1.5814

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.  The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($639,059 as of December 31, 2011).  The principal of the note, along with interest at an annual rate of seven and one half percent, is due within thirty days of demand.  CRG has made a demand for payment of the Note which has not been paid by the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this report.

Overview

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, we changed our stock symbol from “AFIC” to “PSPW.” On March 30, 2011, we changed our name to 3Power Energy Group Inc.

Reverse Merger

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

For accounting purposes, Seawind Energy was the surviving entity. The transaction was accounted for as a recapitalization of Sawind Energy pursuant to which Seawind Energy was treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Seawind Energy immediately following the consummation of the reverse merger.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.”  Revenues from long term contracts are recognized on the percentage of completion method.

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

Foreign Currency Translation and Transactions

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars (“USD”). The functional currency of our subsidiaries is British pounds (“GBP”). The financial statements of subsidiaries are translated into USD in accordance with the Codification ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in shareholders’ equity in accordance with the Codification ASC 220, “Comprehensive Income.”

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred.  There were no material transaction gains or losses in the periods presented.

Accounting for Stock-Based Compensation

We account for stock, stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants and we expect to record additional non-cash compensation expense in the future.

We follow Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

Our Business

We were formed on December 18, 2002 as a Nevada “C” Corporation as ATM Financial Corp.  On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter of the year ended December 31, 2008, we began considering a new business model involving solar power and other renewable energies.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, we changed our stock symbol from “AFIC” to “PSPW.” On March 30, 2011, we changed our name to 3Power Energy Group Inc.

Our principle business is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies.  The core approach of our business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government backed financial support for the development of renewable energy.  Our strategic plan is to develop power plants and sell electricity in mature and emerging international energy markets at secure rates with the highest profit margins.

We have only one project, a 19.5 mega watt (“MW”) Chilean wind farm project, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

We are still an early stage business with a history of losses, and only recently began generating sales. Our shares of common stock are traded on the OTC Bulletin Board (“OTCQB”). Our fiscal year end is March 31. Our principal executive office is located at P.O. Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates and our telephone number is 011 97 14 3210312.

Results of Operations

You should read the selected financial data set forth below along with our discussion and our financial statements and the related notes. We have derived the financial data from our unaudited condensed consolidated financial statements. We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

Results for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenues

We did not generate revenues from operations during the three months ended December 31, 2011 and 2010.

Operating Expenses

Operating expenses increased by $706,951 to $864,792 for the three months ended December 31, 2011, as compared to $157,841 for the three months ended December 31, 2010. The increase is a result of general and administrative costs incurred in connection with the reorganization of the Company.

Results for the Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010

Revenues

We had revenues from operations in the amount of $491,092 for the nine months ended December 31, 2011 as compared to revenues of $3,551,651 for the nine months ended December 31, 2010, a decrease of $3,060,559. The decline in revenues was due to the completion of previously contracted projects and lack of new contracts being originated during nine months ended December 31, 2011.

Operating Expenses

Operating expenses decrease by $368,763 to $2,999,528 for the nine months ended December 31, 2011, as compared to $3,368,291 for the nine months ended December 31, 2010. The decrease is due to reduced operating activities during the nine months ended December 31, 2011.

Research and Development Activities and Costs

We have not incurred any costs to date relative to research and development activities. We intend to assess prospective research and development undertakings during the foreseeable future and allocate a budget accordingly.

Liquidity and Capital Resources

As of December 31, 2011, we have funded our operations primarily through loans from related parties.

Net cash used in operating activities was $526,513 during the nine months ended December 31, 2011.During the period ended December 31, 2011, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations.

We utilized cash for investing activities from continuing operations of $273 to purchase equipment.

Cash provided from financing activities was $525,620 from loans from related parties to finance our activities during the period ended December 31, 2011.

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

Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  Global financial market conditions will be relevant to our ability to raise funds and make sales in the particular markets in which we will be active. While we believe that the opportunity exists to proceed in spite of these factors, major market disruptions, recent adverse changes in global market conditions, and the regulatory climate may affect our business.

Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional capital is not available or is not available on acceptable terms, we will have to fully curtail our operations.

We will require no less than $2,000,000 in additional funding in order to conduct proposed operations for the next year.  Should we fail to raise such funds, we will not be able to commence construction of the solar power plants. In order to commence construction on all of our currently contemplated projects, we would be required to raise 15,000,000 Euros (approximately $19,220,000) to acquire definitive licenses to own and operate solar parks, and then organize construction bridge loans to pay for the construction of the solar parks.

We have incurred operating losses in the last two years, and that we are dependent upon the management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern which may make it more difficult to obtain future financing.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2011, our Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were not effective for the purposes described above.

The material weakness identified by Management consisted of inadequate staffing and supervision within our bookkeeping and accounting operations. Our bookkeeping and accounting functions are overseen by a single individual who serves as our consultant, which prevents us from segregating duties within our disclosure control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2011, our acting Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were not effective for the purposes described above. We intend to take steps to remediate such procedures as soon as reasonably possible

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no events which are required to be reported under this item.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

There have been no events which are required to be reported under this item.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP, INC.

/s/ Umamaheswaran Balasubramaniam
Umamaheswaran Balasubramaniam
Chief Executive Officer
(Principal Executive Officer)

/s/ Shariff Rehman
Shariff Rehman
Principal Financial Officer and
Chief Accounting Officer

Date: February 21, 2012

