Form 10-K
period 2012-03-31
3Power Energy Group Inc.
filed 2012-07-16
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from 1st April 2011 to March 31st 2012

Commission file number:   333-103647

3Power Energy Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0393197
(State of other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

PO Box 50006

Sh. Rashid Building

Sh. Zayed Road

Dubai, United Arab Emirates

(Address of principal executive offices and Zip Code)

011 97 14 3210312

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $41,498,500

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 113,096,380 shares of Common Stock, par value $.0001, outstanding as of July 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

PART I

ITEM 1: BUSINESS

Corporate Information

We were incorporated in the State of Nevada on December 18, 2002, as ATM Financial Corp.  On November 10, 2006, the then-serving President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter of the year ended December 31, 2008, we began considering a new business model involving solar power and other renewable energies.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, the Company changed its stock symbol from “AFIC” to “PSPW.” The Company’s common stock is traded on the National Association of Securities Dealers Inc.’s over-the-counter bulletin board.  On March 30, 2011, the Company changed its name to 3Power Energy Group Inc.

The Company address is PO Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

Recent Development

Reverse Merger

On May 13, 2011 the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Seawind Energy Limited and its subsidiaries (“Seawind Energy”), pursuant to which the Company acquired 100% of the issued and outstanding common stock of Seawind Energy, in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock (such transaction as “Seawind Acquisition”).  The acquisition was accounted for as a reverse merger and, accordingly, the Company is the legal survivor and Seawind Energy is the accounting survivor.

For accounting purposes, Seawind Energy was the surviving entity. The transaction was accounted for as a recapitalization of Seawind Energy pursuant to which Seawind Energy was treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Seawind Energy immediately following the consummation of the reverse merger.

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.

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

The Business

The principle business of Company is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies.  The core approach of the Company’s business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government backed financial support for the development of renewable energy.  The strategic plan of the Company is to develop power plants and sell electricity in mature and emerging international energy markets at secure rates with the highest potential margins for return on investment.

Prior to the Seawind Acquisition, 3Power Energy Group was a development stage business planning to provide solar power and other renewable energies.  3Power Energy Group anticipated that we would do business mainly in Europe, and that our Company will operate solar photovoltaic power plants for which power is produced for sale to local or regional electrical grids.  Following the Seawind Acquisition, we have determined to expand the scope of our activity to develop and operate wind power plants in Asia, South America (particularly Chile) and Europe, hydropower plants in Eastern Europe, Latin America and Asia, and biomass power plants in locations to be determined.

The Seawind Acquisition provides a highly experienced technical, commercial and construction management resource which will be dedicated solely to the implementation of the 3Power Energy Group’s business strategy. This will substantially reduce dependency on third party services and provide for the optimization of project delivery and operational performance as well as direct project cost benefits from having an integrated project inception, execution and operation capability in house.

As a result of the Seawind Acquisition, the Company has refined its plans and added new and experienced management with an excellent track record.  Seawind Services provides services for the development and realization of wind power projects and the design of wind turbine generating equipment, including engineering, procurement, construction of projects, project development and project management.  Seawind Services will balance a run down of its current open market business with the ramp up of support to the implementation of 3Power Energy Group’s asset portfolio, finally becoming active solely on the 3Power Energy Group’s core business.

Seawind Services has operated in China (project management of a wind turbine design and turbine component delivery), Latin America (wind project feasibility, development, engineering, construction, operation and maintenance), Pakistan (mining related wind project feasibility), Singapore (wind project feasibility studies) and Thailand (wind project feasibility studies).

Previous customers of Seawind Services have included:

•	Barrick Gold

•	Ingeneria Seawind Sudamerica Limitada

•	Tethyan Copper Company

Past projects include the procurement, installation, commissioning, operations and maintenance of a high altitude 2MW class wind turbine for a remote mining facility in Argentina, the engineering, procurement and commissioning of a 20MW wind project at Punta Colorada in Chile, the technical development of almost 1500MW of wind projects in Chile and the procurement and commissioning of 1.2MW of wind diesel hybrid capacity for a mine operation in Patagonia. Seawind Services has also project managed the design and prototype procurement process for a new 2MW wind turbine to be manufactured in China by a sino-western joint venture which includes a state owned enterprise. This project is still ongoing.

Current customers of Seawind Services are:

•	Guangzhou Seawind – GZ Wind Energy Solutions Co. Ltd.

•	Guangzhou Guangzhong Enterprise Group Corporation

•	China Tianyun New Energy Technology Co. Ltd

Following the merger with 3Power Energy Group and as stated above, Seawind Services will complete its existing external contract commitments and move to become the internal provider of EPC/engineering/project management/operations and maintenance services to 3Power Energy Group.  No further external contracting engagements with third parties will be sought in the general market by Seawind Services.  Prior to the closing of the Stock Purchase Agreement, Seawind Services entered into an agreement to provide project management and engineering services to 3Power Energy Group for the development of two wind farm projects in Chile.  Seawind Services plans to provide project management and engineering services to 3Power Energy Group for hydro and solar projects in Albania, Italy and Greece.

We have only one project, a 19.5 mega watt (“MW”) Chilean wind farm project, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

Customers

The prior customers of Seawind Services are described above.  Future customers are anticipated to be derived through renewable energy projects in Europe and South America, commencing with prospective projects in Chile.  In addition, the Company has established excellent relationships and strong networks with global financial institutions and industry leaders who represent the Company’s major potential customers.  Through the Seawind acquisition, the Company has established a strong presence in the core target energy markets in Latin America and links to major industrial and utility-based potential customers with respect to the sale of electrical power attributable to renewable resources.

Management

Effective as of the closing of the Seawind Acquisition, James Wilson and Timothy Adams, who have served as officers and directors of the Seawind Companies, will continue to hold such positions at the Company’s subsidiaries.  On October 19, 2011, Mr. James Wilson was appointed to the Board.

On April 14, 2011, the Company held a Special Meeting of Shareholders (the “Special Meeting”).  At the Special Meeting, Mr. Toby Durrant was elected to the Company’s Board of Directors.  Mr. Durrant had served as the Company’s Chief Investment Officer since January 26, 2011, and had served as the Company’s Acting Chief Executive Officer and Chief Financial Officer since February 25, 2011.  Toby Durrant continued to serve as the Company’s Chief Investment Officer, Acting Chief Executive Officer, Acting Chief Financial Officer and as a Director post the Seawind Acqusition. Mr. Durrant’s services as the Chief Executive Officer and Chief Financial Officer of the Company was discontinued on June 2, 2011 until August 10, 2011 Mr. Toby Durrant was again appointed as the Chief Executive Officer and Chief Financial Officer. October 19, 2011, Mr. Toby Durrant resigned as the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and as a Member of the Board of the Company. Mr. Durrant has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. Riccardo Valentini was once appointed Vice President of Project Development and as a director and later the Chief Executive Officer and Chief Financial Officer of the Company. Pursuant to a letter of resignation dated August 10, 2011 (“Valentini Resignation Letter”), Mr. Valentini resigned as the Chief Executive Officer, Chief Financial Officer and a director of the Company, effective immediately.  In connection with Mr. Valentini’s resignation, the Company and Mr. Valentini entered into a Separation Agreement, dated as of August 10, 2011 (the “Valentini Separation Agreement”), wherein the Company released Mr. Valentini, and Mr. Valentini released the Company, from their respective rights and obligations to the other in connection with the services that Mr. Valentini provided to the Company.

Mr. Antonio Conte was once appointed as a director.  Pursuant to a letter of resignation dated August 10, 2011 (“Conte Resignation Letter”), Mr. Conte resigned as a director of the Company, effective immediately.  In connection with Mr. Conte’s resignation, the Company and Mr. Conte entered into a Separation Agreement, dated as of August 10, 2011 (the “Conte Separation Agreement”), wherein the Company released Mr. Conte, and Mr. Conte released the Company, from their respective rights and obligations to the other in connection with the services that Mr. Conte provided to the Company.

Effective as of May 13, 2011, Dimitris Kazantzis has been appointed as a member of the Company’s Board and as Chief Engineering Officer.

Effective as of October 19, 2011, Mr. Shariff Rehman has been appointed as the Company’s Chief Financial Officer.  He has served as a member of the Company’s Board since September 12, 2011.

Effective as of October 19, 2011, Mr. Umamaheswaran Balasubramaniam (“Bala”) has been appointed as the Company’s Chief Executive Officer.  He has served as a member of the Company’s Board since September 12, 2011.

On October 19, 2011, Mr. Mohammed Falaknaz was appointed to the Board.  Effective December 19, 2011, our Board of Directors appointed Mohammed Falaknaz as the Chairman of our Board of Directors.

Sales and Marketing

The Company has established excellent relationships and strong networks with financial institutions and industry leaders who represent the Company’s major potential customers for the renewable energy the Company intends to supply to the global market. Through the Seawind Acquisition, the Company has a strong presence in core energy markets in Latin America and links to major potential customers in both industrial and utility sectors with respect to the sale of electrical power. The Company plans to appoint public relations agency to support market awareness and the Company plans to apply for listing on the AMEX OR NASDAQ Main Board.

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

The credit facility is being made available to the Company at a fixed rate of 5% per annum for a period of 10 years. In addition, the lender will also receive 20% of the annual net profits derived from each project for the duration of the credit facility. The Company and CR & Partners Holding (“CRP”) entered into a Termination Agreement, dated August 10, 2011 (the “Termination Agreement”), wherein they mutually agreed to terminate that certain Financing and Security Agreement, entered into as of March 10, 2011 (the “Financing and Security Agreement”).  Under the Termination Agreement, the Company released CRP, and CRP released the Company, from their respective rights and obligations to the other, in connection with or related to the Financing and Security Agreement.

Intellectual Property

The Company has no intellectual property at the present time, other than the proprietary know-how of management.

Government Regulation

The Company is planning on commencing operation of solar power plants, wind farm plants, hydroelectric power plants and biomass power plants throughout the world. Such operations will be subject to extensive national and local regulation at each location in which we will operate, both prior to and after commencing operations.

In particular, the Company solar power plant transactions in Italy will require the Company to comply with Italian regulations relating to the continuing operation of a solar power park.  The Company intends to sell the electrical power it generates in Italy through the Italian power company Ente Nazionale per l'Energia eLettrica (Enel).  The Company will require approval from certain government authorities in order to connect to Italy’s National Electricity Transmission Grid.  The generation of electricity in Italy is regulated by the Autorità per l'energia elettrica e il gas (the Italian Regulatory Authority for Electricity and Gas).  Once an operational solar power plant has been constructed in Italy, the Company will require the approval of the Gestore dei Servizi Elettrici (GSE) in order to receive production incentives for solar power.  The GSE is a publicly-owned company which promotes and supports renewable energy in Italy.  Over the past five years, Italy has had some of the world’s most generous incentives for the construction of solar power plants, and continues to have relatively high incentives.

The Company expects to be subject to significant levels of regulation in all other countries in which it undertakes operations in the future, including but not limited to Chile, where the Company expects to commence wind power projects during the foreseeable future.  In the process of developing and operating wind power plants in Chile, the Company will need to produce environmental studies, including DIA’s (declaración de Impacto Ambiental) or EIA’s (Estudio de Impacto Ambiental) for approval by CONAMA (Comision Nacional del Medio Ambiente), gain approval for modifications to roads from the MOP (Ministerio Obras Publicas), send notification letters to CNE (Comisión Nacional de Energia), CDEC (Centros de Despacho Económico de Carga de Chile) and SEC (Superintendencia de Electricidad y Combustibles).  Technical studies are required by CDEC to meet technical norms and a connection agreement is needed with the relevant distribution or transmission company.

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).  Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($639,059 as of March 31, 2012).  In further consideration for the making of this loan, the Company agreed to transfer 20% of the Company’s rights to its net profits to be made in the in the event of sale of PSP Italian S.r.l. to GPR, however, the Company does not currently expect to proceed with such sale. CRG Finance has agreed that upon receipt of its Net Profit Rights, CRG Finance will reinvest at least 50% of such Net Profit Rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon.

The Company has issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($639,059) as of March 31st, 2012.  The principal of the note, along with interest at an annual rate of seven and one half percent for the year ended 31st March 2010 and 15% from Jan 2011, is due within thirty days of demand. CRG has made a demand for payment of the Note which has not been paid by the Company. No change in status, as of 31st March 2012 interest due $171,756.

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

Settlement Agreement

Falak Settlement

On December 31, 2011, we entered into a Settlement Agreement (the “Falak Agreement”) with Falak Holding Group (“Falak”). The Falak Agreement provides that Falak will accept 4,148,840 shares of our common stock as full satisfaction of our debt obligations to Falak of $2,074,420.

Wuersch Settlement

In November 2011, we entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provides that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments has been made to Wuersch. The total outstanding balance due as of March 31, 2012 is $504,518.

Hellenic Settlement

On November 15, 2011, we entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provides that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of our common stock as full satisfaction of our debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 are due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installment payments has been made to Hellenic. The Company has also issued 1,260,000 of common stock valued at $630,000. The Outstanding balance due as of 31st March 2012 is $42,000.00

First Durrant Settlement

On November 14, 2011, we entered into a Settlement Agreement (the “Durrant Agreement”) with Toby Durrant (“Durrant”).

The Durrant Agreement provides that Durrant will accept cash payments of $70,000, payable in five equal installments, as full satisfaction of our debt obligations to Durrant of $70,000.  The Durrant Agreement also provides that we shall issue Durrant 500,000 shares of our common stock for the total value of the seawind merger.  The five cash payment installments of $14,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012.  The Company has issued 50,000 shares of its common stock valued at $250,000 which is charged to operations. The outstanding balance due as of March 31, 2012 is $70,000. Subsequent to March 31, 2012, this was settled for $30,000 in May 2012, as per mutual agreement.

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

Telephone: 011 97 14 3210312

Attention: Umamaheswaran Balasubramaniam/ Sharif Rahman

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

Because of the nature of our business and the areas in which we operate, we will require approval from foreign governments.

We will require local regulatory approval from the governments in the countries in which we operate. If we are not successful in obtaining the necessary approvals, we will not be able to distribute electricity in those regions. Local and in some cases central governmental approval for the installation and the connection of power plants is a fundamental pre-condition for us to commence generating revenues.  Any delay or failure of such approval may (i) result in a substantial delay for generating revenues or (ii) block us entirely from generating revenues.

The Company will require additional capital.

The Company has a credit facility of $50 million, however, the use of proceeds will be limited for disbursement in respect of specific projects.  The Company will require additional operating capital.  Giving effect to the Seawind Companies acquisition, the Company will now require no less than $5,000,000 in additional funding in order to conduct proposed operations.  Should the Company fail to raise such funds, the Company may not be able to continue operations.

To implement its proposed initial wind energy projects, the Company requires capital both to acquire and develop initial project rights and to finance construction. The Company will enter into land lease agreements that will bind it to make payments irrespective of whether projects are realized and until such arrangements can be legitimately broken.  Furthermore, the Company may be required to make compensatory payments or provide local amenities under its licensing to local communities which will also occur as liabilities irrespective of project realization. To construct the projects, it is necessary for the Company to secure commercial debt finance at normal market rates. Achieving this requires the Company to secure firm sales agreements for its power production. Failure to do so may result in the company achieving lower than anticipated levels of debt and therefore a requirement for additional capital or substantially reduce the predicted investment returns. In the normal conduct of its wind business, the Company will be exposed to currency risk. Project acquisitions, leases and local operating costs may all have a negative effect on the project economics increasing capital requirements but local power sales may mitigate this.

In order to commence operations on all of the Company’s currently contemplated solar power plant projects, the Company would be required to raise 15,000,000 Euros (approximately US$20 million) to acquire definitive licenses to own and operate solar parks, and then organize construction bridge loans to pay for the construction of the solar parks.

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

In Italy, for example, the Company will require approval from certain government authorities in order to connect to Italy’s National Electricity Transmission Grid.  The generation of electricity in Italy is regulated by the Autorità per l'energia elettrica e il gas (the Italian Regulatory Authority for Electricity and Gas).  Changes in government regulations could reduce or eliminate our ability to profitably operate.

In relation to the development of wind parks, it is not unusual for countries to try and support the development of a domestic equipment supply industry by regulating that equipment must have a certain element of locally supplied content or applying higher importation duties. If such regulations are adopted, this severely limits the choice of generating plant and the lack of market competition results in higher pricing. Both these factors adversely affect project economics.

The price and availability of land on which to construct solar, wind or biomass power plants will impact our ability to commence operations.

In order to commence operations of a facility producing energy, the Company will need to acquire or lease suitable land.  The Company may have to pay significant premiums in order to persuade land owners or landlords to permit the Company to utilize suitable land for purposes of solar, wind or biomass energy production.  There is inherent uncertainty whether sufficient suitable land will be available to the Company at reasonable prices to acquire or lease.  If the Company cannot acquire or lease land which is suitable for solar or wind energy production, the Company’s business model could be significantly impaired.

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

Wind energy project revenues are dependent on suitable meteorological and atmospheric conditions.

The energy and revenues generated at a wind energy project are dependent on meteorological and atmospheric conditions which are variable and difficult to predict. Wind energy turbines will operate efficiently within certain dynamic ranges with high variance. There is no assurance that the potential wind energy can be captured by the turbines. Even after wind feasibility assessments, actual conditions at a project location may not perform sufficiently to meet projected energy generation levels, which could adversely affect the Company.

Natural disasters may disrupt the production of power.

Natural disasters, including but not limited to earthquakes and tsunamis are sources of potential damage to installed wind turbines.  Earthquakes cause general infrastructure damage which can result in loss of grid connection and also impairs the logistical support for construction, operation and maintenance of wind parks.  Lightning strikes can damage blades.  In addition, volcanic eruptions and ash clouds can affect performance.

The availability of suitable construction equipment could adversely impact operations.

The construction and operation of wind farms requires the use of large cranes which are not always generally available in the market. If such equipment is required and not available, this may delay repair or replacement and lead to loss of energy production and revenues.

The wind power energy industry regulatory environment could be adverse to the business of the Company.

Wind energy projects are subject to extensive regulation by governmental authorities.  Failure to comply with environmental standards and requirements or with other regulatory standards may result in the denial of licenses or may subject the Company to regulatory enforcement actions.  Legal challenges or enforcement actions, even if successfully defended, can be expensive to defend and may result in substantial delays in the completion of a power plant projects.  Delays in obtaining, or failure to obtain and maintain in full force and effect, any and all applicable regulatory approvals or failure to satisfy ongoing regulatory requirements may have a material adverse effect on the Company’s business, results of operations and financial condition.

Many operational factors could adversely affect wind power energy production and impair revenue generation.

The quantity of electricity generated by a wind turbine depends upon many factors in addition to the availability of sufficient quality wind.  Ancillary factors include turbine durability, reduction of aerodynamic efficiency over time due to wear and tear on the wind turbine, corruption of turbine blades due to icing, insect and bird contact, particulates.  In addition, the Company may have to shut down turbines for ordinary course of business maintenance and for purposes of protection from severe weather conditions. Unscheduled maintenance may require spare parts not immediately available in the country of operation.  General electrical grid and transmission network interruptions can also adversely affect the amount of electricity a wind turbine can deliver.  Any and all of these factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

Reliance on third parties may adversely affect the business of the Company.

The business of wind energy projects requires substantial reliance on third parties which cannot be predicted with certainty which may adversely affect the business of the Company.  The Company’s business model requires management to continuously identify and close new customer wind energy projects on an ongoing basis.  Wind power development projects dependent upon multiple third parties, including acquisition of rights to utilize property and receipt of all required licenses and permits.  Development activity will require additional investment and/or financing in order to grow the Company’s market position.  The Company may experience unforeseen problems in development of projects.  Significant expense may be incurred by the Company with respect to obtaining permits as well as legal and other services, before the Company can determine whether a site is environmentally or economically feasible.  Additional significant expenses, such as environmental impact studies, may also be incurred by the Company prior to generation of any revenues.  Changes in regulation, changes in energy prices, local opposition to projects, or failure to obtain regulatory and transmission approvals and permits could all have a material adverse affect on the business of the Company.

The availability of economically viable conditions for wind power projects may be limited and inability of the Company to identify or acquire qualified projects may impair growth.

Wind energy projects can be constructed only in locations with suitable commercial conditions as well as sufficient wind conditions. Appropriate commercial conditions include access to land, connection capability to the local grid and transmission network, and a reasonable regulatory regime with respect to economically viable provision of wind power energy to end-users. If the Company is unable to identify or obtain economically viable projects with satisfactory underlying commercial conditions for the generation of wind power, it could have a material adverse effect on the business, results of operations, and financial condition of the Company.

The Company is operating in a highly competitive environment

Conventional utility companies dominate energy production.  Coal remains the dominant industry resource for generation of electricity followed by nuclear, oil and natural gas.  The Company expects that competition for wind power energy segment will soon arise from conventional utility producers of electricity.

There is also intense competition within the wind power generation market which is attracting new entrants.  Competitors may be able to respond more quickly with new and emerging technologies and be more responsive to dynamically evolving customer requirements.  Competitors may also be able to devote greater resources to the acquisition and disposition of wind energy projects than the Company can.  Current and potential competitors may make strategic acquisitions or establish alliances to enhance their competitive capability.  It is possible that new competitors or alliances among competitors may arise and dilute market share available to the Company which would adversely affect the Company’s business, results of operations and financial condition.

Public opposition toward wind power may make it more difficult to obtain and maintain necessary permits which could adversely affect Company business plans.

Public opposition toward wind power may make it more difficult to obtain and maintain necessary permits and authorizations required to develop or maintain a wind power generation facilities.  Public opposition to wind power generation facilities has been increasing.  Public opposition may lead to legal challenges that may result in the invalidation of a permit or, in certain cases, the dismantling of an existing wind power facility as well as increased cost and delays. Reduced acceptance of wind power facilities by local communities, an increase in the number of legal challenges or an unfavorable trend in the outcome of these challenges could prevent the Company from initiating or implementing its business plans, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

Unavailability of grid connections and transmission networks could cause loss of revenues.

Wind power facility connections to grids and transmission networks may fail or experience downtime, which could cause loss of revenues.  Transmission networks may experience congestion, outages or technical incidents, and operators of these networks may fail to meet their contractual transmission obligations or terminate contracts.  If the interconnection or transmission agreements are terminated, the Company may not be able to replace such agreement on terms as favorable as the prior arrangement or at all, or the Company may experience significant delays or costs in connection with securing a replacement agreement.  If an electrical grid or network to which one or more of wind power facility is connected experiences “down time,” the affected wind power facility may lose revenue and be exposed to non-performance penalties and claims from its customers.  Such actions may include claims for damages incurred by customers, such as the additional cost of acquiring alternative electricity supply at then-current spot market rates. The owners of the grid or network will not usually compensate electricity generators, including wind power facilities, for lost income due to down time.

Geopolitical conditions and global economic factors may adversely affect the Company.

Company operating results may be adversely affected by the uncertain geopolitical conditions and global economic factors.   Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in the power industry and may continue to adversely impact the Company business, resulting in reduced demand for electricity as a result of a decrease in spending by customers and potential customers; increased price competition for electricity, and higher overhead costs as a percentage of revenues.  The uncertainty of the international economic situation, civil unrest, terrorist activity and military actions may continue to adversely affect global economic conditions.  Economic and market conditions could deteriorate as a result of any of the foregoing reasons.  The Company may experience material adverse effects upon its business, operating results, and financial condition as a consequence of the above factors or otherwise.

In Chile specifically, there is always the potential that the Company could be denied natural fossil fuels which would instead be used to feed existing thermal power plants.  In this case power outages would cause wind projects to shut down due to grid instability.

Failure to obtain sufficient grid and network connections would adversely affect the Company.

Grid connections and access to transmission networks will be critical to development of wind power projects; failure to obtain sufficient grid and network connections would adversely affect Company operations and financial performance.  Wind power facility operators will be dependent on grid connections and electric transmission networks owned and operated by third parties.  If such connections and networks are not available or reliable, the value of Company wind power projects may be adversely affected.  The capacity of the local transmission networks may be subject to limitations. Owners of network may require expensive and time consuming special interconnection standards.  The Company may be required to pay some or all of the costs of improving existing transmission facilities to support the additional electricity that a wind power facility will deliver into the network. The economic viability of certain wind power projects will depend on whether it is possible to interconnect with transmission networks at reasonable cost.  Some wind power facilities may be located in remote areas with limited transmission networks where intense competition may exists for access and carrying capacity on existing transmission facilities.

Wind power facilities will be required to meet technical specifications in order to be connected to the transmission network. If any wind power facility does not meet, or ceases to comply with, such specifications, the Company may not be able to connect, to or remain connected, to the transmission network.  The Company may also incur liabilities and penalties, including disconnection from the network, if the transmission of electricity by one or more of wind power facilities does not comply with applicable technical requirements. In the agreements with respect to connecting to the existing electricity transmission network between wind power facilities and the applicable transmission owner or operator, the transmission owner or operator generally retains the right to interrupt or curtail transmission deliveries if required to maintain the reliability of the transmission network, which could adversely affect the Company’s business, results of operations and financial condition.

Agreements with affiliated entities present conflicts of interests.

The Company may enter into agreements with strategic alliance entities in which Company officers or directors will render services and have a direct or indirect financial interest.  The Company expects to enter into transactions involving significant amounts of capital with these affiliated entities. Prior to the execution of agreements, the Company’s Board of Directors must determine that the terms and conditions of these agreements are no less favorable to the Company than what would be negotiated in an arm’s length transaction.  The Company officers and directors owe the Company a fiduciary responsibility. If it is determined that Company officers and directors breached their fiduciary obligation, these officers may be required to resign in which case, Company operations will be significantly impaired.  The Company may also face shareholder derivative actions in connection with these activities.

Conflicts of interests may develop between Company officers, directors and affiliates.

Subject to compliance with applicable laws and legal doctrines of corporate loyalty, officers and directors of the Company may identify new wind projects or choose to otherwise develop wind projects outside of the Company.  Members of the Board or officers who may be subject to conflicts shall not be involved in deliberation or voting by the Board with respect to such projects.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated July 16, 2012 on our consolidated financial statements for the year ended March 31, 2012 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

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

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

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

Pursuant to permissive authority, we have omitted Selected Financial Data.

ITEM 2: PROPERTIES

The Company does not own any real estate or other property.  The Company does not plan on investing directly or indirectly in real estate in the near future.  As of the date of this Report, the Company is currently utilizing office space at 100 Wall Street, New York, NY 10005.  We intend to move to new offices for our corporate headquarters in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

The Company is not, and has not been during the most recent fiscal year, a party to any legal proceedings.

ITEM 4: MINE SAFETY MEASURES

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

	Common Stock
	High	Low
Quarter Ended March 31, 2012	$0.64	$0.30
Quarter Ended December 31, 2011	0.65	0.24
Quarter Ended September 30, 2011	0.80	0.36
Quarter Ended June 30, 2011	2.48	0.43
Quarter Ended March 31, 2011	0.61	0.06
Quarter Ended December 31, 2010	0.95	0.07
Quarter Ended September 30, 2010	0.95	0.22
Quarter Ended June 30, 2010	$1.10	$0.65

(b) Holders.

At July 13, 2012 there were 17 stockholders of record of the Company’s common stock.  Company Shareholders who hold their shares in electronic format in U.S. brokerage accounts are not deemed to be separate stockholders as such shares are held of record by CEDE and Co., which is counted by the Company’s transfer agent as a single shareholder of record.

(c) Dividends.

During the most recent fiscal year, we have not declared or paid cash dividends.  The Company does not intend to pay cash dividends on its common stock in the foreseeable future.  We anticipate retaining any earning for use in our continued development.  We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

(d) Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder as of now.

ITEM 6: SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company is a development stage business planning to develop construct and operate wind energy power plants, solar photovoltaic power plants, biomass power plants and other renewable technologies. It will sell the power produced to private and utility customers.   In regard to our wind energy power plant business, we intend to commence operations in South America with wind energy projects in Chile.  We intend to acquire the development rights to build two wind energy projects, with a total capacity of 58MW and expect that first power-to-grid will be achieved in the first quarter of 2012.  We intend to enter into sub-contractor arrangements with high quality and expert Chilean companies and organizations to provide the engineering, construction, procurement, installation and commissioning of the projects.  We intend to enter into long term operating and maintenance agreements with the wind turbine equipment supplier.  Our Company will sell the energy under power purchase agreements to private customers, in the public spot-price market, or a combination of both.  We intend to increase our wind energy project portfolio in Chile further by acquiring the development rights to build other attractive projects and in parallel expect to undertake project development of green-field sites.  We intend to expand our wind energy operations in other Latin American countries by entering into strategic alliances with local partners to create a strong local presence in countries such as Peru, Ecuador and Argentina, and create a wind energy portfolio through a combination of acquiring the development rights to wind energy projects, and carrying out project development of green-field sites.  We anticipate expanding our wind energy operations into Asia through strategic alliances with local partners and by acquiring the development rights to build suitable wind energy projects.

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

Updates - Subsequent to 31st March 2012

•	ALBANIA HYDRO POWER CONCESSION:
◦	3Power acquired the tittle of a 126.7 Mwt Hydro power concession Albania.
◦	The acquisition is made by purchasing 75% of the concession company ("SHALA ENERGY")
◦	There is a EURO 7Mio Insurance guarantee bond issued by the SHALA ENERGY company in favor of the Albanian Ministry of Energy.
◦	3Power is committed to complete the development work of the project and deliver within the next 8Month a Bankable feasibility study for the long term debt financing. The company engaged a consortium of Indian industrial companies with leading expertise globally in hydro power projects engineering, financing, construction and operation.The consortium undertook to cover the cost of the development work and produce the bankable study in cooperation and with 3power control.The consortium is getting in return the exclusive first right on the project construction as a general contractor.

The power plant is expected to be completed and connected to the national grid in 2014 and total construction cost is estimated to be USD 250M

◦	3Power is closing acquisition of further 79 Mwt project soon.

•	UNIPOL SOLAR POWER PLANT IN ITALY:
◦	The company signed the definitive agreement for the acquisition of a grid connected and operating 9 Mwt Solar Power Plant generating revenues out of electricity sales within a 20years power purchase agreement with the Italian electricity authority.The current Revenues from the project based on the electricity bills is average 3.0 million euro per annum.
◦	This agreement is part of a 27MWT portfolio owned by UNIPOL bank in Italy.
◦	The project is financed by an Italian Bank providing long term debt of 80% from the project equity.
All financial and legal due diligences are completed

The company’s focus is in the Balkan Countries (Turkey, Albania, Bulgaria,Romania and Italy. The company has also plans to expand into the US market.

The Company presently faces a number of challenges, including raising additional capital, identifying commercially viable qualified projects, obtaining rights and licenses for development, interacting with local governments, identifying and entering into agreements with appropriate subcontractors for the development and operation of our energy production facilities, and hiring and retaining qualified staff.

We have only one project, a 19.5 mega watt (“MW”) Chilean wind farm project, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

Results of Operations for the Years Ended March 31, 2012 Compared to Year Ended March 31, 2011 Expenses

During the fiscal year ended March 31, 2012, the Company had net sales of $20,501 as compared to net sales of $5,100,716 for the fiscal year ended March 31, 2011.  The cost of the goods sold in 2012 was $396,342, with selling, general, administrative and project development expenses of $9,850,332.  Total costs and expenses for the fiscal year ended March 31, 2012 were $10,306,913 and net loss was $10,286,412.  In 2011, the cost of the goods sold was $3,217,045 with selling, general and administrative expenses of $1,932,345.  Total costs and expenses for the fiscal year ended March 31, 2011 were $5,153,221 and net loss was $52,505.

Liquidity and capital resources

As of the fiscal year ended March 31, 2012, the Company had total assets of $48,992 as opposed to total assets of $1,159,949 at March 31, 2011.  As of the fiscal year ended March 31, 2012, the Company’s assets consisted of $6,368 in cash and cash equivalents, $2,151 in accounts receivable, $40,473 in other current assets. As of the fiscal year ended March 31, 2011, the Company’s assets consisted of $12,603 in cash and cash equivalents and $1,016,421 in accounts receivable and other current assets of $130,359

As of March 31, 2012, the Company’s total liabilities were $6,446,275, compared to total liabilities of $722,548 as of March 31, 2011.

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

While we have been able to manage our working capital needs with the current credit facilities from shareholders , additional financing is required in order to meet our current and projected cash flow requirements from operations. We cannot predict whether this new financing will be in the form of equity or debt. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Credit Facility

On March 10, 2011, the Company entered into a Financing and Security Agreement with CR&P Holding S.p.A., an Italian investment group, with respect to a $50 million credit facility.  On August 10, 2011, the Company and CR&P Holding S.p.A. mutually agreed to cancel this Financing and Security Agreement.

Plant and Equipment

The Company does not expect to make direct expenditures on products and equipment.  The Company will pursue its projects through affiliates.

Employees

As of July 13, 2012, the Company has two senior management employees, Sharif Rahman, CFO and Umamaheswaran Balasubramaniam, CEO

Research and Development

The Company has not expended significant amounts on research and development.  The Company intends to assess prospective research and development undertakings during the foreseeable future and allocate a budget accordingly.

Off Balance Sheet Arrangements

As of July 13, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Management Services Agreement

The Company expects to enter into an agreement with Capital Trust Holding AG (“CTH”), a company with its principal place of business in Switzerland. Under the terms of the proposed agreement, CTH will assist and advise the Company on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs.  Under the terms of the proposed agreement, the Company will pay management services fees of $15,000 per month to CTH. In addition, CTH will be compensated in the amount of 8% of the total transaction value of any merger or acquisition.  The Company believes that the services of CTH have been valuable with respect to initiation of operations and activities, particularly in regard to establishing our initial strategic alliances and recruiting our highly qualified senior management team and introducing the Company to prospective customers.  The Company’s prior management services agreement with Prime Asset Finance Ltd., a U.K. company, has been terminated.

Success fee shall be determined as a percentage of the enterprise value of the project and according to the compensation scheme set out here under:

Project size up to 10MW – 5% and Project size over 20MW 4%

Project Acquisition Agreement

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

PAL1 Project

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

PAL2 Project

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

Reallocation

On January 3, 2012, we entered into a Cooperation Agreement with Power Andina Limited (“PAL”).  Pursuant to the Cooperation Agreement, we agreed to reallocate the project under the May 2011 acquisition agreement with PAL, in exchange for PAL providing us with the rights to the Hacienda Quichote 19.5 MW wind farm project in the Republic of Chile with more than four years of bankable wind data, which, PAL has also completed the project permissions, preliminary project design, and the environmental permitting process (collectively the “Predevelopment Work”).  In return for the Predevelopment Work, we shall register 7,000,000 shares of PAL’s previously issued shares of our common stock as soon as reasonably practicable and pay PAL $20,000 per MW upon execution of the Final Financing Structure Agreement as defined in the Cooperation Agreement.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3POWER ENERGY GROUP, INC.

MARCH 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

3Power Energy Group, Inc.

Dubai, United Arab Emirates

We have audited the accompanying consolidated balance sheet of 3 Power Energy Group, Inc. (the “Company”) as of March 31, 2012, and the related consolidated statements of operations, changes in deficit and cash flows for the year ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 3 Power Energy Group, Inc. as of March 31, 2012, and the consolidated results of operations, and cash flows for the year ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has experienced significant losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

July 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

3Power Energy Group, Inc.

(F/K/A Seawind Energy Limited)

We have audited the accompanying consolidated balance sheet of 3 Power Energy Group, Inc. (F/K/A Seawind Energy Limited) (the “Company”) as of March 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 3 Power Energy Group, Inc. (F/K/A Seawind Energy Limited) as of March 31, 2011, and the consolidated results of operations, and cash flows for the year ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

October 18, 2011

3POWER ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,368	$12,603
Accounts receivable	2,151	1,016,421
Inventory	-	130,359
Prepaid and other current assets	40,473	-
Total current assets	48,992	1,159,383

Property and equipment, net	-	566

Total assets	$48,992	$1,159,949

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,170,413	$441,220
Accrued interest payable	254,878	-
Notes payable	639,059	-
Due to related parties	401,925	281,328
Total current liabilities	6,466,275	722,548

Commitments and contingencies

Equity (deficit):
Common stock,$0.0001 par value, 300,000,000 shares authorized, 113,036,248 and 40,000,000 shares issued and outstanding as of March 31, 2012 and 2011, respectively	11,303	4,000
Additional paid in capital	7,283,228	-
Other comprehensive loss	(90,307)	(54,589)
Accumulated (deficit) equity	(13,622,115)	487,382
Total stockholders' equity (deficit) attributable to 3Power Energy Group, Inc.	(6,417,891)	436,793
Non controlling interest	608	608
Total equity (deficit)	(6,417,283)	437,401

Total liabilities and equity (deficit)	$48,992	$1,159,949

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2012	2011

Sales	$20,501	$5,100,716

Cost of sales	396,342	3,217,045

Gross (loss) profit	(375,841)	1,883,671

Operating expenses:
Selling, general and administrative	6,517,669	1,931,796
Impairment of project development rights	3,332,100	-
Depreciation	563	549
Total operating expenses	9,850,333	1,932,345

Operating loss	(10,226,174)	(48,674)

Other income (expense):
Interest expense	(101,543)	(899)
Currency exchange gain	41,304	-

Net loss before income taxes	(10,286,413)	(49,573)

Provision for income taxes	-	2,932

Net loss	(10,286,413)	(52,505)

Net loss attributable to non controlling interest	-	73

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(10,286,413)	$(52,432)

Loss per common share (basic and diluted)	$(0.12)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	87,660,401	40,000,000

Comprehensive loss:
Net loss	$(10,286,413)	$(52,505)
Foreign currency translation (loss) gain	(35,718)	27,911

Comprehensive loss:	(10,322,131)	(24,594)
Comprehensive loss attributable to non controlling interest	-	73

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(10,322,131)	$(24,521)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

Consolidated STATEMENTS OF EQUITY (DEFICIT)

TWO YEARS ENDED MARCH 31, 2012 AND 2011

			Additional	Other		Non	Total
	Common stock		Paid in	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity (Deficit)
Balance, April 1, 2010, as adjusted for recapitalization	40,000,000	$4,000	$-	$(82,500)	$539,814	$-	$461,314
Acquisition of 50% of American Seawind Energy LLC	-	-	-	-	-	681	681
Foreign currency translation gain	-	-	-	27,911	-	-	27,911
Net loss	-	-	-	-	(52,432)	(73)	(52,505)
Balance, March 31, 2011	40,000,000	4,000	-	(54,589)	487,382	608	437,401
Common stock issued in connection with the share exchange transaction, assumption of debt and effect of recapitalization	40,114,900	4,011	-	-	(3,823,084)	-	(3,819,073)
Common stock issued in November 2011 in exchange for project development rights	7,404,665	740	3,331,360	-	-	-	3,332,100
Common stock issued in November 2011 in exchange for services rendered	19,607,843	1,961	998,039	-	-	-	1,000,000
Common stock issued in December 2011 in exchange for services rendered	500,000	50	249,950	-	-	-	250,000
Common stock issued in December 2011 for expenses	5,408,840	541	2,703,879	-	-	-	2,704,420
Foreign currency translation loss	-	-	-	(35,718)	-	-	(35,718)
Net loss	-	-	-	-	(10,286,413)	-	(10,286,413)
Balance, March 31, 2012	113,036,248	$11,303	$7,283,228	$(90,307)	$(13,622,115)	$608	$(6,417,283)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,286,413)	$(52,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	563	549
Impairment of project development rights	3,332,100	-
Common stock issued for services rendered	1,250,000	-
Common stock issued for expenses	2,704,420	-
Changes in operating assets and liabilities:
Accounts receivable and bad debt reserve	1,014,270	(23,625)
Inventory	130,359	82,506
Prepaid and other current assets	(40,473)	19
Accounts payable and accrued expenses	1,941,178	(24,451)
Accrued interest	113,481	-
Net cash provided by (used in) operating activities	159,485	(17,507)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on related party advances	(130,002)	(1,036,219)
Net cash used in financing activities	(130,002)	(1,036,219)

Effect of foreign currency rate change on cash	(35,718)	107,085

Net decrease in cash and cash equivalents	(6,235)	(946,641)

Cash and cash equivalents-beginning of period	12,603	959,244
Cash and cash equivalents-end of period	$6,368	$12,603

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange of project development rights	$3,332,100	$-

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND BUSINESS

3Power Energy Group Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002.  On March 30, 2011, the Company changed its name from Prime Sun Power Inc. to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  The Company plans to pursue a business model producing renewable generated electrical power and other alternative energies.

The Company's primary efforts is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies. The core approach of the Company's business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government back by financial support for development of renewable energy.

On May 13, 2011, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), the Company consummated a reverse merger (“Merger”) with Seawind Energy Limited (“Seawind Energy”), Seawind Services Limited (“Seawind Services,” and together with Seawind Energy, the “Seawind”) and the shareholders of Seawind Energy (the “Seawind Group Shareholders” and together with the Company, and the Seawind Companies, the “Parties”). The Seawind Companies were formed under the laws of the United Kingdom.

In connection with the Merger , the Company issued 40,000,000 restricted shares of the Company’s common stock (such acquisition is referred to herein as the “Seawind Acquisition”). The Seawind was the surviving entity.

Upon completion of the Stock Purchase Agreement, Seawind became 3Power Group, Inc.'s wholly-owned subsidiary. For accounting purposes, the acquisition has been treated as a recapitalization of Seawind with Seawind as the acquirer (reverse acquisition). The historical financial statements prior to May 13, 2011 are those of Seawind Energy. The Merger was accounted for as a “reverse merger”, since the stockholders of Seawind owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control.

The transaction was accounted for as a recapitalization of Seawind pursuant to which Seawind was treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Seawind immediately following the consummation of the reverse merger. The accompanying consolidated financial statements give retroactive effect to the recapitalization .

In anticipation of the closing of the Stock Purchase Agreement, the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.

On July 4, 2011, the Seawind Energy Limited and Seawind Service Limited changed their name to 3Power Energy Limited and 3Power Project Service Limited, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Concentrations of Credit Risk

The Company’s financial instruments that is exposed to a concentration of credit risk is cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the deposit insurance available. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring process. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectable accounts and, as a consequence, believes that its accounts receivable credit exposure beyond such allowance is limited

For the year ended March 31, 2012 and 2011, one and two customers accounted for 100% and 10% of sales, respectively.

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

Fair Values

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of March 31, 2012, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

Inventory

Inventory, consisting of finished goods, are stated at the lower of cost and net realizable value. Cost is determined using the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

Comprehensive Income (Loss)

The Company applies Statement of Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

Functional currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's functional currency is British pounds ("GBP"). The consolidated financial statements are translated unto USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2012	March 31, 2011
Year-end GBP: USD exchange rate	$1.5987	$1.6032
Average Yearly GBP: USD exchange rate	$1.5963	$1.5556

Impairment of long lived assets

The Company applies Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

During the year ended March 31, 2012 the Company management performed an evaluation of its recorded book value of its project development assets for purposes of determining the implied fair value of the assets at March 31, 2012. The test indicated that the recorded remaining book value of the capitalized development costs exceeded its fair value for the year ended March 31, 2012.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $3,332,100, net of tax, or $0.04 per share during the year ended March 31, 2012 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

Property and equipment

Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is three years for all equipment. Expenditures for maintenance and repairs are expensed as incurred.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2012 and 2011, the Company has not recorded any unrecognized tax benefits.

Stock-based compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation or other expense over the relevant vesting period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non forfeitable the measurement date is the date the award is issued.

Net loss per share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock warrants.  Diluted net loss share is calculated by including potentially dilutive share issuances in the denominator.

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel asses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies relating to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of the contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Non-controlling Interests

The Company adopted the accounting standard for non-controlling interests in the consolidated financial statements as of January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owner.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Recent Accounting Pronouncements

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of March 31, 2012, the Company has a deficit of $6,417,891 applicable to controlling interest compared with shareholder equity of $436,793 applicable to controlling interest for the year ended March 31, 2011, and has incurred significant operating losses and negative cash flows. For the year ended March 31, 2012, the Company sustained a net loss of $10,286,413compared to a net loss of $52,432 for the year ended March 31, 2011. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.  The Company anticipates that increased sales revenues will help.  In the event the Company are not able to increase our working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

NOTE 4 - NOTE PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at March 31, 2012) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. CRG has made a demand for payment of the Note which has not been paid by the Company.

NOTE 5- FACILITATION AGREEMENT

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

NOTE 6- POWER ACQUISITION AGREEMENT

On May 5, 2011, Company entered into an agreement with Power Andina Limited (“PAL”), as agreed being the owner of the project will accept $2,000,000 worth of Company common stock on signing of the agreement and will in return, grant the Company an exclusive option to acquire the complete rights to the project by paying $1,750,000. In the event that the Company fails to make payment within twenty days period PAL shall at its sole discretion have the immediate right to terminate the agreement. The Company issued the shares (valued at $3.3 million) but were in default of paying $1,750,000. Since the Company breached its agreement with PAL, the Company has charged the cost of the option to operations. In addition being default on the agreement, Company also accrued termination penalty of $500,000 as an additional charge to operations.

NOTE 7 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of March 31, 2012 and 2011, 113,036,248 and 40,000,000 shares were issued and outstanding, respectively.

Effective March 30, 2011, the Company filed two amendments (the “Amendments”) to its Certificate of Incorporation with the Nevada Secretary of State. These Amendments shall (i) change the Company’s name to 3Power Energy Group Inc.; and (ii) shall increase the Company’s authorized shares from One Hundred Million (100,000,000) Shares to Three Hundred Million (300,000,000) Shares.

In November 2011, the Company issued an aggregate of 7,404,665 shares of its common stock in exchange for pre-development services valued at $3,332,100 and charged to operations.

In November 2011, the Company issued an aggregate of 19,607,843shares of its common stock in exchange for services rendered valued at $1,000,000 and charged to operations.

In December 2011, the Company issued an aggregate of 500,000 shares of its common stock in exchange for services rendered valued at $250,000 and charged to operations..

In December 2011, the Company issued an aggregate of 5,408,840 shares of its common stock for expenses valued at $2,704,420 and charged to operations..

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2012 and 2011, there were $401,925 and $281,328 advances outstanding, respectively. During the year, the Company issued 4,148,840 shares of common stock to Falak Holding, LLC as per a settlement agreement, valued at $2,074,420.

During the year the Company issued 1,260,000 shares of Common stock to one Director as per settlement agreement, valued at $630,000.

The Company has consulting agreements with outside contractors, certain of whom are also company stockholders. The agreements are generally month to month.

During the year Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr J R Wilson, charged management fees of approximately £350,000 ($558,705) (2011 - £600,000 i.e. $933,000), insurance recharges of approximately £36,000 ($57,466) (2011 - £36,000 ie $55,800), admin support recharges of approximately £20,000 ($31,926) (2011 - £nil) and made no sales, approximately (2011 - £85,123 i.e. $132,400) to the company. At the year end the company owed approximately £117,865 ($188,431) (2011 - £343,953 i.e. $534,800) to Seawind Marine Limited, with an additional £30,198 ($48,277) of accrued costs in respect of these charges.

During the year Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr J R Wilson , charged management fees of approximately £210,000 ($335,223) (2011 - £360,000 i.e. $559,800) and made sales of £nil and approximately (2011 - £281,838 i.e. $438,300) to the company. At the year end the company owed approximately £158,407 to ($253,245) (2011 - £224,897 i.e. $349,700 from) Seawind International Limited.

Watercooled Limited, a company based in the UK, is under the control of Mr. T P G Adams. At the yearend Watercooled Limited, a company under common control, owed the company £nil (2011 - £nil). During the year the company wrote off approximately £11,010 ($17,575) (2011 - £19,588 i.e. $30,500) of the debt owed by Watercooled Limited.

Enerserve Limited, is a company under the control of Mr. T P G Adams and Mr. J R Wilson. During the year the company changed its name to Power Products Ltd. At the yearend Power Products Ltd (formerly Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson who are directors of the company, was due from the company approximately £88,753 ($141,889) (2011 - £588,421 i.e. $912,052) from Enerserve Limited.

At March 31, 2012, the company owed Mr. J R Wilson (Director) £1,444 ($1,829) (2011-£1,444)

During the year ended March 31, 2012, the Company paid $270,000 as salary to Board members.

NOTE 9-LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	March 31, 2012	March 31, 2011
Net loss available for common shareholders	$(10,286,413)	$(52.432)
Basic net loss per share	$(0.12)	$(0.00)
Weighted average common shares outstanding-basic	87,660,401	40,000,000
Diluted net loss per share	$(0.12)	(0.00)
Weighted average common shares outstanding-diluted	87,660,401	40,000,000

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

During the years ended March 31, 2012 and 2011, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss or increasing the net income per common share.

NOTE 10-INCOME TAXES

The Company is not subject to the U.S. tax jurisdictions and files income tax returns in the United Kingdom. The components of the consolidated net loss before income tax benefits for the years ended March 31, 2012 and 2011 are as follows:

The Components of the Company's deferred taxes at March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Deferred tax assets and liabilities:
Property and equipment	$-	$317
Net deferred tax assets:
Valuation allowance	-	(317)
	$-	$-

Income tax benefits differs from the amount computed at the statutory rates (approximately 21%) for the years ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Income tax expense (benefit) at statutory rate	$(2,247,508)	$(10,410)
Other permanent differences	962,241	13,342
Increase (decrease) in valuation allowance	1,285,267	-
Tax expense (benefit)	$-	$2,932

NOTE 11 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a inactive company registered in the State of Texas, United States of America.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2012:

Net loss	$-
Average Non-controlling interest percentage	50.0%
Net loss attributable to the non-controlling interest	$-

3POWER ENERGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011

The following table summarizes the changes in Non Controlling Interest from April 1, 2010 through March 31, 2012:

Balance, April 1, 2010	$-
Non controlling interest portion of contributed capital	681
Net loss attributable to the non-controlling interest	(73)
Balance, March 31, 2011	608
Net loss attributable to the non-controlling interest	-
Balance, March 31, 2012	$608

NOTE 12- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provides that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments have been made to Wuersch. The total outstanding balance as of March 31, 2012 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provides that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of our common stock as full satisfaction of our debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 are due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments have been paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000. The outstanding balance as of March 31, 2012 is $42,000.

First Durrant Settlement

On November 14, 2011, the Company entered into a Settlement Agreement (the “Durrant Agreement”) with Toby Durrant (“Durrant”). The Durrant Agreement provides that Durrant will accept cash payments of $70,000, payable in five equal installments, as full satisfaction of our debt obligations to Durrant of $70,000. The Durrant Agreement also provides that the Company shall issue Durrant 500,000 shares of our common stock for the total value of the seawind merger. The five cash payment installments of $14,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. The Company has issued 500,000 of its common stock valued at $250,000 charged to operations. The Outstanding balance as of March 31, 2012 if $70,000. Subsequent to March 31, 2012, this was settled for $30,000 on May 2012, as per mutual agreement.

Operating leases

The Company leased facilities in Great Britain under a lease dated August 19, 2010. In May, 2012, subsequent to the financial statements, the Company cancelled the settled the outstanding lease for £8,000 (approximately $12,800)

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2012 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees and engage outsourced accounting professionals, which will enable us to implement adequate segregation of duties within the internal control framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Group have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of July 9, 2012:

Name	Age	Position

Umamaheswaran Balasubramaniam(1)	63	Chief Executive Officer and Director

Shariff Rehman(2)	62	Chief Financial Officer and Director

Dimitris Kazantzis (3)	51	Chief Engineering Officer and Director

James Wilson (4)	51	Director

Mohammed Falaknaz (5)	45	Chairman of Board of Directors

(1)	Effective as of October 19, 2011, Mr. Umamaheswaran Balasubramaniam (“Bala”) has been appointed as the Company’s Chief Executive Officer. He has served as a member of the Company’s Board since September 12, 2011.
(2)	Effective as of October 19, 2011, Mr. Shariff Rehman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011.
(3)	Mr. Dimitris Kazantzis has been appointed as a member of the Company’s Board and as Chief Engineering Officer since May 13, 2011.
(4)	On October 19, 2011, Mr. James Wilson was appointed to the Board.
(5)	On October 19, 2011, Mr. Mohammed Falaknaz was appointed to the Board. Effective December 19, 2011, our Board of Directors appointed Mohammed Falaknaz as the Chairman of our Board of Directors.

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of July 13, 2012.

Umamaheswaran Balasubramaniam.  Bala majored in economics and is qualified as a chartered accountant. He is a life member of the Cornell society of hotel men, an association of Cornell University. He brings into the company 35 years’ major experience and top level relations especially in the Middle East and Asia as well as a distinguished expertise in developing and managing mega-size projects. This varies from overseeing major projects to managing start-up ventures from inception to operational assignments.

Until recently, Bala served as Chief Executive Officer and member of the executive committee of Dubai Sports City, the world's first purpose-built integrated sports city having joined at its inception in 2003. Key responsibilities involved overseeing the project management, development and prompt delivery of the $3.6 billion project.

Before joining Dubai Sports City, he was Group General Manager and Chief Operating Officer of The Gulf International Tourism Development Company, overseeing hotels, real estate and mergers & acquisitions, from June 1983. This leading role involved managing existing assets and pursuing business opportunities mainly in the United Arab Emirates and partly in the Gulf and Europe, focusing on acquisitions.

Prior to 1983, Bala was Head of Finance for Development with the ITC LTD (formerly the Imperial Tobacco Company), in collaboration with Sheraton in India. Working for the Development Division of the organization, he oversaw a number of hospitality-based projects - from the Greenfield stage right through to preparation for handover to operators.

The Company has determined that Mr. Balasubramaniam’s previous experience in managing multi-billion dollar projects and as a businessman provide him with the skills and contacts necessary to serve as an officer and director.

Shariff Rehman. Mr. Rehman is currently the CEO of the Falak Holding Group of companies, a Dubai based group involved in several diversified business sectors including as the initiator and a major shareholder of the $3.6 Billion Dubai sport city project - the world’s largest sports themed real estate project.

A graduate major in commerce from Kerala University in India, he joined the Falaknaz Holding Group at its inception 36 years ago and has been the driving force behind the group’s projects - from the startup stage through to full operation. He remains the personal investment and business advisor to Mr. Falaknaz and family, a prominent Dubai-based high net worth entrepreneur and the founder & owner of the Falak Holding Group.

Mr. Rehman brings to the company valuable expertise as an entrepreneur and senior executive with a history of involvement in multi-billion dollar projects. He also brings a well-established network of relationships in the affluent communities of the Arabian Gulf region and India.

In addition to his long-standing work with the Falak Holding Group, he is also the Founder and managing partner of International Expo Consults, one of the Middle East’s leading exhibition and trade show organizers established in 1994, as well as Chairman and owner of a $25 million turnover business in India which he founded 20 years ago.  Mr. Rehman is also known as Shereef Mohammed Haneefa Rehuman.

The Company has determined that Mr. Rehman’s extensive business experience and his key relationships within the Middle East and India have provided him with the skills necessary to serve as an officer and director.

Dimitris Kazantzis. Mr. Kazantzis has served as the co-founder, chief executive officer and engineering director of Hellenic Technologies Ltd., a company organized in Greece (“Hellenic Technologies”) since 1988.  He has over 25 years experience in complete development cycles (from the design stage to production/commissioning) for products and systems projects in Europe, South East Asia and the Gulf States.  Prior to such positions, he worked in the food industry and defense sectors in various capacities.  Mr. Kazantzis is a chartered Mechanical Engineer, with a degree from Patras University in Greece in 1983. On March 29, 2010 the Company entered into a Frame Agreement (the “Hellenic Frame Agreement”) with Hellenic Technologies.  Pursuant to the Hellenic Frame Agreement, Hellenic Technologies shall supply the Company with materials and services based on work orders delivered by the Company from time to time, in accordance with the terms and conditions of the Hellenic Frame Agreement. The companies affiliated with Mr. Kazantzis may also enter into additional agreements with the Company to provide engineering, construction and procurement services for various projects.

The Company has determined that Mr. Kazantzis’ extensive experience as an engineer and businessman, and his knowledge of construction and procurement, has provided him with the skills and contacts necessary to serve as an officer and director and to provide related services to the Company.

James Wilson. Since 2001, Mr. Wilson has served as the co-founder, chief executive officer and director of Seawind Energy Limited (“Seawind Energy”) and Seawind Services Limited (“Seawind Services” and together with Seawind Energy, the “Seawind Companies”).  Prior to such positions, he worked as a Production and Mechanical Engineer in the marine, shipping and defense sectors in various capacities.  He received his MBA in 1994 from Henley Management College.

The Company has determined that Mr. Wilson’s previous experience in managing energy projects have provided him with the skills and contacts necessary to serve as a director.

Mohammed Falaknaz . Mr. Falaknaz is currently the vice president and spokesperson of the Falak Holding Group (prominent Dubai based family investment company and major shareholder in the Dubai Sport City multi-billion dollar project) and the president of the UAE national Rugby Association.  Mr. Falaknaz has initiated and led local and international events for the Falak Holding Group and the UAE rugby association.  Mr. Falaknaz received a degree in computer science from the University of Nebraska.  The Company has determined that it will benefit from Mr. Falaknaz’s expertise, knowledge and relationships in the Arabian Gulf and Middle East region as a member of the Board.

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

Board Committees

Audit Committee

Audit committee functions are performed by our entire board of directors.  Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  The audit committee does not have a charter, but anticipates adopting one in the immediate future.

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

Director Independence

None of the members of the Company’s Board may be deemed to be independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

Compensation Committee

Compensation committee functions are performed by our entire Board. The Board does not have a charter or other formal policies regarding compensation.  The Company paid no compensation during the fiscal year ending March 31, 2012.  The Board anticipates adopting a charter or other formal policies regarding compensation following the Closing.

Board Meetings and Committees; Annual Meeting Attendance

The Board had only one member during the fiscal year ending March 31, 2012 and all actions were taken by written consent.  The Company did not hold an annual meeting of the Company’s security holders during the fiscal year ending March 31, 2012.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year	Salary	Option Awards	Total

Umamaheswaran Balasubramaniam,	2012	$90,000	$-	$90,000
Chief Executive, and Director (2)	2011	$-	$-	$-

Shariff Rehman,	2012	$90,000	$-	$90,000
Chief Financial Officer and Director (3)	2011	$-	$-	$-

(1) The table reflects each of the Company’s fiscal years ending March 31, 2012 and December 31, 2010.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2) Effective as of October 19, 2011, Mr. Umamaheswaran Balasubramaniam (“Bala”) has been appointed as the Company’s Chief Executive Officer.  He has served as a member of the Company’s Board since September 12, 2011.

(3) Effective as of October 19, 2011, Mr. Shariff Rehman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Not Applicable	0	0	0	N/A	N/A

Compensation of Officers and Directors

Umamaheswaran Balasubramaniam, Chief Executive Officer and Director

The Board determined to remunerate the Chief Executive Officer for his services to the company on a monthly sum of $15,000 and further reimburse all related expenses incurred by him.

Shariff Rehman, Chief Financial Officer and our director

The Board determined to remunerate Chief Financial Officer for his services to the company on a monthly sum of $15,000 and further reimburse all related expenses incurred by him.

Dimitris Kazantzis, Director, Chief Engineering Officer

Mr. Dimitris Kazantzis has been appointed as a member of the Company’s Board and as Chief Engineering Officer since May 13, 2011.

James Wilson, Director

Mr. James Wilson shall receive a base salary of $250,000 per year, plus customary benefits and bonuses in amounts to be determined by the Board. Mr. Wilson will devote substantially all of his professional time to the management of the Company.

Mohammed Falaknaz, Director Chairman of the Board

The Company has not yet determined on which committees of the Board Mr. Falaknaz will serve.  No decisions have been made regarding Mr. Falaknaz’ compensation at this time.

Equity Incentive Plan

The Company does not currently have an equity compensation plan.  The Company expects to adopt an equity incentive plan for its officers, directors and key employees during 2011 and make grants under such plan in accordance with comparable industry standards. We have no such plans as of now.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 13, 2012 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 113,036,248 issued and outstanding shares of the Company's common stock as of March 31, 2012.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders

Bank Julius Baer & Co. Ltd. (1) Bahnhofstrasse 36, P.O. Box, CH-8010 Zurich	60,106,481	0	60,106,481	53.175%

Ecoserve Limited (2) Attention: Dr. Knut Unger, Director Trust Company Complex, Aieltake Road Aieltake Island, Majuro, Marshall Islands MH96960	20,000,000	0	20,000,000	17.693%

Power Andina Limited Trust Company Complex Ajeltake Road, Ajeltake Island Majuro, Marshall Islands MH 96960	7,404,665	-0-	7,404,665	6.551%

Executive Officers and Directors (5 persons)

Dimitris Kazantis (3)	1,260,000	0	1,260,000	1.11%

The mailing address for each of the listed individual is c/o 3Power Energy Group Inc., P.O.Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

(1) Holds as custodian for several indirect shareholders of the Company, as to which the Company has been advised that none of such indirect holders individually have greater than 4.9% ownership of shares of Common Stock and none of whom are subject to common control or group control over decision-making with respect to voting or disposition of such interests.

(2) Former sole shareholder of Seawind Energy Limited.

(3) Includes 1,260,000 shares of common stock held by Hellenic Technologies Ltd.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change of control.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Seawind Acquisition

On May 13, 2011, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), the Company consummated a reverse merger (“Merger”) with Seawind Energy Limited (“Seawind Energy”), Seawind Services Limited (“Seawind Services,” and together with Seawind Energy, the “Seawind”) and the shareholders of Seawind Energy (the “Seawind Group Shareholders” and together with the Company, and the Seawind Companies, the “Parties”). The Seawind Companies were formed under the laws of the United Kingdom.

In connection with the Merger , the Company issued 40,000,000 restricted shares of the Company’s common stock (such acquisition is referred to herein as the “Seawind Acquisition”). The Seawind was the surviving entity.

Upon completion of the Stock Purchase Agreement , Seawind became 3Power Group, Inc.'s wholly-owned subsidiary. For accounting purposes, the acquisition has been treated as a recapitalization of Seawind with Seawind as the acquirer (reverse acquisition). The historical financial statements prior to May 13, 2011 are those of Seawind Energy. The Merger was accounted for as a “reverse merger”, since the stockholders of Seawind owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control.

The transaction was accounted for as a recapitalization of Seawind pursuant to which Seawind was treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Seawind immediately following the consummation of the reverse merger. The accompanying consolidated financial statements give retroactive effect to the recapitalization .

In anticipation of the closing of the Stock Purchase Agreement, the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.

On July 4, 2011, the Seawind Energy Limited and Seawind Service Limited changed their name to 3Power Energy Limited and 3Power Project Service Limited, respectively.

Transactions Involving Prime Asset Finance Ltd.

The Company previously entered into an agreement with Prime Asset Finance Ltd. (“PAF”), a UK company pursuant to which the Company agreed to pay an initial services fee of $350,000 to PAF and retroactive to January 1, 2009 management services fees of $25,000 per month in respect of the management services.  All of the management fees have accrued to date and have not yet been paid.  The Company and PAF have now mutually agreed to the termination of the PAF management services agreement as of the Closing Date, however, any and all prior accrued fees and expense reimbursements shall remain due and payable to PAF.

Director Independence

None of the members of the Company’s Board may be deemed to be independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our registered public accountants for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2012 and 2011 totaled $47,000 and $20,000, respectively

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.
Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE sARBANES-OXLEY aCT OF 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal FINANCIAL OFFICER PURSUANT TO 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP INC.

By:	/s/ Umamaheswaran Balasubramaniam
	Name:	Umamaheswaran Balasubramaniam
	Title:	Chief Executive Officer (Principal Executive Officer )
By:	/s/ Shariff Rehman
	Name:	Shariff Rehman
	Title:	Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Dated:  July 16, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Umamaheswaran Balasubramaniam	Chief Executive Officer and	July 16, 2012
Umamaheswaran Balasubramaniam	Directors (Principal Executive Officer)

/s/ Shariff Rehman	Chief Financial Officer and	July 16, 2012
Shariff Rehman	Director (Principal Financial Officer)

/s/ Dimitris Kazantzis
Dimitris Kazantzis	Chief Engineering Officer and Director	July 16, 2012

/s/ James Wilson
James Wilson	Director	July 16, 2012

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board	July 16, 2012

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

