Form 10-K/A
period 2012-03-31
3Power Energy Group Inc.
filed 2012-07-19
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from April 1, 2011 to March 31, 2012

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

3Power Energy Group Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the fiscal year ended March 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 16, 2012 (the “Original Filing Date”), to (i) supplement and provide further details related to the disclosures contained in the section titled Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters in the Form 10-K; and (ii)furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date.

PART III

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

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders

Bank Julius Baer & Co. Ltd. (1) Bahnhofstrasse 36, P.O. Box, CH-8010 Zurich	60,106,481	0	60,106,481	53.175%

Ecoserve Limited (2) Attention: Dr. Knut Unger, Director Trust Company Complex, Aieltake Road Aieltake Island, Majuro, Marshall Islands MH96960	20,000,000	0	20,000,000	17.693%

Power Andina Limited Trust Company Complex Ajeltake Road, Ajeltake Island Majuro, Marshall Islands MH 96960	7,404,665	0	7,404,665	6.551%

Executive Officers and Directors

Umamaheswaran Balasubramaniam, Chief Executive Officer and Director	0	0	0	0%

Shariff Rehman Chief Financial Officer and Director	0	0	0	0%

Dimitris Kazantis Chief Engineering Officer and Director (3)	1,260,000	0	1,260,000	1.11%

James Wilson Director	0	0	0	0%

Mohammed Falaknaz Chairman of the Board	0	0	0	0%

All Officers and Directors as a Group (5 persons)	1,260,000	0	1,260,000	1.11%

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

(2) Former sole shareholder of Seawind Energy Limited.

(3) Includes 1,260,000 shares of common stock held by Hellenic Technologies Ltd. Mr. Kazantis has voting and dispositive control over the securities held by Hellenic Technologies Ltd.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.
**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

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

Dated:  July 19, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Umamaheswaran Balasubramaniam	Chief Executive Officer and	July 19, 2012
Umamaheswaran Balasubramaniam	Directors (Principal Executive Officer)

/s/ Shariff Rehman	Chief Financial Officer and	July 19, 2012
Shariff Rehman	Director (Principal Financial Officer)

/s/ Dimitris Kazantzis
Dimitris Kazantzis	Chief Engineering Officer and Director	July 19, 2012

/s/ James Wilson
James Wilson	Director	July 19, 2012

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board	July 19, 2012

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.*

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.
**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.