Form 10-Q
period 2012-06-30
3Power Energy Group Inc.
filed 2012-08-20
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

3Power Energy Group, Inc.

(Exact name of registrant as specified in Charter)

Nevada	333-103647	98-0393197
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

PO Box 50006

Sh. Rashid Building

Sh. Zayed Road

Dubai, United Arab Emirates

 (Address of principal executive office, Zip Code)

 _______________

011 97 14 3210312

 (Registrant’s telephone number, including area code)

_______________

Not Applicable.

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 17, 2012, 113,096,380 ordinary shares, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

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

PART I                   FINANCIAL INFORMATION

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,292	$6,368
Accounts receivable, other	-	2,151
Prepaid and other current assets	44,693	40,473
Total current assets	50,985	48,992

Total assets	$50,985	$48,992

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,311,662	$5,170,413
Accrued interest	278,842	254,878
Note payable	639,059	639,059
Due to related parties	632,976	401,925
Total current liabilities	6,862,539	6,466,275

Deficit:
Common stock,$0.0001 par value, 300,000,000 authorized, 113,096,380 and 113,036,248 shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	11,309	11,303
Additional paid in capital	7,303,222	7,283,228
Other comprehensive loss	(51,259)	(90,307)
Accumulated deficit	(14,075,434)	(13,622,115)
Total deficit attributable to 3Power Energy Group, Inc.	(6,812,162)	(6,417,891)
Non controlling interest	608	608
Total deficit	(6,811,554)	(6,417,283)

Total liabilities and deficit	$50,985	$48,992

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2012	2011

Sales	$-	$476,701

Cost of sales	-	207,413

Gross profit	-	269,288

Operating expenses:
Selling, general and administrative	469,189	1,442,783
Depreciation	-	144
Total operating expenses	469,189	1,442,927

Operating loss	(469,189)	(1,173,639)

Other income (expense):
Interest expense	(24,130)	(18,068)
Gain on settlement of accrual	40,000	-

Net loss before income taxes	(453,319)	(1,191,707)

Provision for income taxes	-	-

Net loss	(453,319)	(1,191,707)

Non controlling interest	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(453,319)	$(1,191,707)

Loss per common share (basic and diluted)	$(0.00)	$(0.02)

Weighted average number of shares outstanding (basic and diluted)	113,060,036	53,041,830

Comprehensive loss:
Net loss	$(453,319)	$(1,191,707)
Foreign currency translation gain (loss)	39,048	(45,222)

Comprehensive loss:	(414,271)	(1,236,929)
Comprehensive loss attributable to non controlling interest	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(414,271)	$(1,236,929)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,319)	$(1,191,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	141
Common stock issued for facilitation fee	-	1,000,000
Common stock issued for services rendered	20,000	-
Gain on settlement of accrual	(40,000)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(475,674)
Inventory	-	130,246
Prepaid and other current assets	(2,069)	243,634
Accounts payable and accrued expenses	181,249	580,404
Accrued interest	23,964	5,861
Net cash (used in) provided by operating activities	(270,175)	292,905

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on related party advances	231,051	(299,906)
Net cash provided by (used in) financing activities	231,051	(299,906)

Effect of foreign currency rate change on cash and cash equivalents	39,048	64,378

Net (decrease) increase in cash and cash equivalents	(76)	57,377

Cash and cash equivalents-beginning of period	6,368	12,734
Cash and cash equivalents-end of period	$6,292	$70,111

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 –BUSINESS AND RECAPITALIZATION

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

In connection with the Merger, the Company issued 40,000,000 restricted shares of the Company’s common stock (such acquisition is referred to herein as the “Seawind Acquisition”). The Seawind was the surviving entity.

Upon completion of the Stock Purchase Agreement, Seawind became 3Power Energy Group, Inc.'s wholly-owned subsidiary. For accounting purposes, the acquisition has been treated as a recapitalization of Seawind with Seawind as the acquirer (reverse acquisition). The historical financial statements prior to May 13, 2011 are those of Seawind Energy. The Merger was accounted for as a “reverse merger”, since the stockholders of Seawind owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control.

The transaction was accounted for as a recapitalization of Seawind pursuant to which Seawind was treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Seawind immediately following the consummation of the reverse merger. The accompanying unaudited condensed consolidated financial statements give retroactive effect to the recapitalization.

In anticipation of the closing of the Stock Purchase Agreement, the Company changed its name to 3Power Energy Group, Inc. and increased its authorized share capital to 300,000,000 shares.

On July 4, 2011, the Seawind Energy Limited and Seawind Service Limited changed their name to 3Power Energy Limited and 3Power Project Service Limited, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2012, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 16, 2012.

Basis of presentation:

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation

Revenue Recognition

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Per share data:

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company.

Functional currency

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars ("USD"). The Company's functional currency is British pounds ("GBP"). The unaudited condensed consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2012	March 31, 2012
Period-end GBP: USD exchange rate	$1.5615	$1.5987
Average Period GBP: USD exchange rate	$1.5768	$1.5963

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at June 30, 2012 and March 31, 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2012 and 2011 related to losses incurred during such periods.

Recent Accounting Pronouncements

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of June 30, 2012, the Company has a deficit of $14,075,434 applicable to controlling interest compared with shareholder deficit of $13,622,115 applicable to controlling interest as of March 31, 2012, and has incurred significant operating losses and negative cash flows. For the three months ended June 30, 2012, the Company sustained a net loss of $453,319 compared to a net loss of $1,191,707 for the three months ended June 30, 2011. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.

The Company anticipates that increased sales revenues will help.  In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 - NOTE PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at June 30, 2012) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. CRG has made a demand for payment of the Note which has not been paid by the Company.

NOTE 5- FACILITATION AGREEMENT

The Company paid Viewpoint Investments Corp. (“Viewpoint”) a $1,000,000 fee during the year ended March 31, 2012 in Company’s Common Stock upon the closing of the acquisition of the Seawind Companies (the “Facilitation Agreement”).  Pursuant to the Facilitation Agreement, the Company has issued 19,607,843 restricted shares of the Company’s common stock to Viewpoint in consideration for services rendered to the Company. Viewpoint assisted and advised the Company with respect to identifying, negotiating and closing the transaction with the Seawind Group of Companies.  The consideration paid to Viewpoint by the Company was deemed to be fair and reasonable by Company’s Board of Directors with respect to the creation and enhancement of share value for all shareholders responsive to the acquisition of Seawind Energy and Seawind Services due to the efforts of Viewpoint.  The number of shares issued to Viewpoint was calculated by reference to 85% of the publicly quoted closing price of the Company’s Common Stock on January 25, 2011.

NOTE 6- POWER ACQUISITION AGREEMENT

On May 5, 2011, Company entered into an agreement with Power Andina Limited (“PAL”), as agreed being the owner of the project will accept $2,000,000 worth of Company’s common stock on signing of the agreement and will in return, grant the Company an exclusive option to acquire the complete rights to the project by paying $1,750,000. In the event that the Company fails to make payment within twenty days period PAL shall at its sole discretion have the immediate right to terminate the agreement. The Company issued the shares (valued at $3.3 million) but was in default of paying $1,750,000. Since the Company breached its agreement with PAL, the Company has charged the cost of the option to acquire the complete rights to operations during the year ended March 31, 2012. In addition being default on the agreement, Company also accrued termination penalty of $500,000 as an additional charge to operations during the year ended March 31, 2012.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 7 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of June 30, 2012 and March 31, 2012, 113,096,380 and 113,036,248 shares were issued and outstanding, respectively.

In May 2012, the Company issued 60,132 shares of its common stock in exchange for services rendered valued at $20,000 and charged to operations.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2012 and March 31, 2012, there were $632,976 and $401,925 advances outstanding, respectively.

The Company has consulting agreements with outside contractors, certain of whom are also company stockholders. The agreements are generally month to month.

As of June 30, 2012 and March 31, 2012 the Company owed approximately £67,558 ($105,492) and £117,865 ($188,431), respectively, to Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr J R Wilson.

As of June 30, 2012 and March 31, 2012 the Company owed approximately £173,258 ($300,434) and £158,407 ($253,245), respectively to Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr J R Wilson.

As of June 30, 2012 and March 31, 2012 the Company owed approximately £88,753 ($138,586) and £88,753 ($141,889), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson.

At June 30, 2012 and March 31, 2012, the company owed Mr. J R Wilson (Director) £1,144 ($1,786) and £1,144 ($1,829), respectively.

During the three months ended June 30, 2012, the Company charged to operation $135,000 as salary to Board members.

NOTE 9 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a inactive company registered in the State of Texas, United States of America.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2012:

Net loss	$-
Average Non-controlling interest percentage	50.0%
Net loss attributable to the non-controlling interest	$-

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table summarizes the changes in Non Controlling Interest from April 1, 2011 through June 30, 2012:

Balance, April 1, 2011	$608
Non controlling interest portion of contributed capital	-
Net loss attributable to the non-controlling interest	-
Balance, March 31, 2012	608
Net loss attributable to the non-controlling interest	-
Balance, June 30, 2012	$608

NOTE 10 - SUBSEQUENT EVENTS

On June 5, 2012, the Company and Shala executed a master acquisition agreement (the “Acquisition Agreement”) where Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisiton”), the closing of the acquisition is subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). The Acquisition Agreement provides that the closing of the acquisition shall occur no later than June 15, 2012.

In late July 2012, the Company and Shala verbally agreed to extend the closing deadline for the acquisition under the Acquisition Agreement to August 10, 2012.

On August 10, 2012, after the conclusion of the due diligence efforts, the Company made the first year payment of Required Insurance Bond Premium in amount of 164,851 Euro, and as such the Acquisition closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

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

As of June 30, 2012, we have only one project, a 19.5 mega watt (“MW”) Chilean wind farm project, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

Recent Development

On August 10, 2012, we closed the acquisition of 75% of the equity of Shala Energy sh.p.k. Such acquisition brought the Company 75% of the interest in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania.

Results of Operations For The Three Months Ended June 30, 2012 And 2011

We have revenues from operations in the amount of $ Nil for the three months ended June 30th 2012, as compared to revenues of $476,701 for the three months ended June 30th 2011.

Operating expenses of $469,189 for the three months ended June 30th 2012 compared to $1, 442,927 for the three months ended June 30th 2011. We had net loss of $453,319 for the three months ended June 30th 2012 compared to a net loss of $ 1,191,707 for the three months ended June 30th 2011. This decrease was mostly attributable to a facilitation fee expense of $1,000,000 incurred by the company in the first quarter 2011 and there were only expenses incurred in the current period as the process of finalizing projects for execution.

Net cash used in operating activities was ($270175) for the three months ended Jun 30th 2012 compared to net cash provided by operating activities of $ 292,905 for the three months ended June 30th 2011. The negative cash flow from operating activities consists of $453,319 net loss, net with common stock issued for services of $20,000, increase in accounts payable and accrued expenses of $181,249 and increase in accrued interest of $23,964, net with a gain on settlement of accrual of $40,000 and increase in prepaid and other current assets of $2,069.

Net cash provided by financing activities was $231,051 for the three months ended Jun 30th 2012 compared to net cash used in financing activities of $ (299,906) for the three months ended June 30th 2011. The increase in cash provided by financing activities was due to loan received from shareholders and related parties.

Liquidity and Capital Resources

Our total cash and cash equivalents as of June 30th 2012 was $6,292 compared to the net cash and cash equivalents of $6,368 as of March 31, 2012 June 30th 2011.

As of June 30th 2012, our total assets were $50,985 compared to total assets $48,992 as of March 31, 2012 and the total current liabilities were $6,862,539 as of June 30th 2012 compared to $6,466,275 as of March 31, 2012. The increase /decrease resulted from project development expenses.

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

The independent registered public accounting firm’s report on our March 31, 2012 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were not effective for the material weakness described below.

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

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of management, there are no litigation matters pending or threatened against us, nor are we aware of any governmental authority contemplating any legal proceeding against us.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

In May 2012, the Company issued 60,132 shares of its common stock to Rosewell Capital Parnters, LLC, in exchange for services rendered. The issuance of the above shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act promulgated thereunder. Our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3. Defaults Upon Senior Securities

On January 1, 2011, the Company defaulted on the repayment of an unsecured senior promissory note issued to CRG on March 2, 2010 (the “Note”). The Note was due on December 31, 2010 for a principal amount of 470,000 Euros with interest at 7.5% per annum. Upon default by the Company, the interest rate of 15% per annum applies. CRG has made a demand for payment of the Note which has not been paid by the Company as of the filing of this quarterly report.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Entry into a Material Definitive Agreement

Cooperation Agreement

On December 30, 2011, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with Shala Energy sh.p.k. (“Shala”), pursuant to which the Company and Shala will cooperate in developing a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania (the “Project”). Pursuant to the Cooperation Agreement, Shala will contribute the concession right in the Project provided by the BOT Concession Agreement dated June 2, 2009 with the Ministry of Economy, Trade and Energy of the Republic of Albania and approved by Council of Ministers Decision of Republic of Albania, and the Company will undertake the development of the Projects upon a satisfying due diligence of the Project. The Cooperation Agreement provides that Shala and the Company will respectively receive 25% and 75% of the Project value and the parties will allocate the value by Shala transferring 75% of its equity to the Company, and Shala and the Company shall execute a definitive acquisition agreement to set forth the terms and conditions of such equity transfer no later than March 15, 2012. A non-disclosure agreement was executed in connection with the Cooperation Agreement where the parities agreed to keep confidence with limited exceptions of the proprietary information of each other obtained in the course of the cooperation.

Extension Agreement

On April 5, 2012, the Company and Shala entered into an extension agreement (the “Extension Agreement”) where both parties agreed to extend the deadline for executing a definitive acquisition agreement to the expiration of four weeks from the signing of the Extension Agreement. The Extension Agreement also provides for certain terms in relation to the development of the Project.

Master Acquisition Agreement

On June 5, 2012, the Company and Shala executed a master acquisition agreement (the “Acquisition Agreement”) where Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisiton”), the closing of the acquisition is subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). The Acquisition Agreement provides that the closing of the acquisition shall occur no later than June 15, 2012.

In late July 2012, the Company and Shala verbally agreed to extend the closing deadline for the acquisition under the Acquisition Agreement to August 10, 2012.

On August 10, 2012, after the conclusion of the due diligence efforts, the Company made the first year payment of Required Insurance Bond Premium in amount of 164,851 Euro, and as such the Acquisition closed.

Completion of Acquisition or Disposition of Assets

The disclosure in the section immediately above entitled “Enter into a Material Definitive Agreement” regarding the Acquisition is incorporated herein by reference in its entirety.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description

10.1*	Cooperation Agreement dated December 30, 2011, by and between the Company and Shala Energy sh.p.k.
10.2*	Extension Agreement dated April 5, 2012, by and between the Company and Shala Energy sh.p.k.
10.3*	Acquisition Agreement dated June 5, 2012, by and between the Company and Shala Energy sh.p.k.
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed with this report.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to submit the required detail-tagged footnotes or schedules by filing an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP INC.

Dated: August 20, 2012	By:	/s/ Umamaheswaran Balasubramaniam
		Name:	Umamaheswaran Balasubramaniam
		Title:	Chief Executive Officer (Principal Executive Officer )
Dated: August 20, 2012	By:	/s/ Shariff Rehman
		Name:	Shariff Rehman
		Title:	Chief Financial Officer (Principal Financial and Chief Accounting Officer)

