Form 10-Q/A
period 2012-06-30
3Power Energy Group Inc.
filed 2012-09-11
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

Amendment No. 1

to

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

Explanatory Note

3Power Energy Group, Inc. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 20, 2012 (the “Original Filing Date”), to solely furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language) and consists of the following materials:

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the Original Filing Date of the Form 10-Q, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosure made in the Form 10-Q.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description

10.1	Cooperation Agreement dated December 30, 2011, by and between the Company and Shala Energy sh.p.k., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.
10.2	Extension Agreement dated April 5, 2012, by and between the Company and Shala Energy sh.p.k., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.
10.3	Acquisition Agreement dated June 5, 2012, by and between the Company and Shala Energy sh.p.k., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

+ Previously furnished with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP INC.

Dated: September 11, 2012	By:	/s/ Umamaheswaran Balasubramaniam
		Name:	Umamaheswaran Balasubramaniam
		Title:	Chief Executive Officer (Principal Executive Officer )
Dated: September 11, 2012	By:	/s/ Shariff Rehman
		Name:	Shariff Rehman
		Title:	Chief Financial Officer (Principal Financial and Chief Accounting Officer)