Form 10-K/A
period 2012-03-31
3Power Energy Group Inc.
filed 2012-11-09
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No.2

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

3Power Energy Group Inc. is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No.2”) to our annual report on Form 10-K for the fiscal year ended March 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 16, 2012 (the “Original Filing Date”), and subsequently amended on July 19, 2012 (the “Amendment No.1”). Amendment No.1 was filed solely to (i) supplement and provide further details related to the disclosures contained in the section titled Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters in the Form 10-K; and (ii)furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Amendment No.2 is being filed to clarify the disclosures under Item 9A. Controls and Procedures in response to comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Form 10-K.

No item of, or disclosure appearing in, the Form 10-K is affected by this filing other than as described above.  This report on Form 10-K/A is presented as of the Original Filing Date and does not reflect events occurring after that date or modify or update disclosures in any way.

PART II

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of segregation of duties and a limited corporate governance structure.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective for the material weakness described above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2012. Our Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements;

•	The Company’s corporate governance responsibilities are performed by the Board of Directors; we do not have independent Board of Directors, we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transaction, evaluation, or recordation of the transaction.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We may not be able to fully remediate the material weakness until we increase operations at which time we would expect to hire more staff.

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the two years in the period ended March 31, 2012, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the two years in the period ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Plan for Remediation of Material Weaknesses

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees and engage outsourced accounting professionals, which will enable us to implement adequate segregation of duties within the internal control framework. We will continue to monitor and assess the costs and benefits of additional staffing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document, incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema, incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase, incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase, incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase, incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase, incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.
**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP INC.

By:	/s/ Umamaheswaran Balasubramaniam
	Name:	Umamaheswaran Balasubramaniam
	Title:	Chief Executive Officer (Principal Executive Officer )
By:	/s/ Shariff Rehman
	Name:	Shariff Rehman
	Title:	Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Dated:  November 9, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Umamaheswaran Balasubramaniam	Chief Executive Officer and	November 9, 2012
Umamaheswaran Balasubramaniam	Directors (Principal Executive Officer)

/s/ Shariff Rehman	Chief Financial Officer and	November 9, 2012
Shariff Rehman	Director (Principal Financial Officer)

/s/ Dimitris Kazantzis
Dimitris Kazantzis	Chief Engineering Officer and Director	November 9, 2012

/s/ James Wilson
James Wilson	Director	November 9, 2012

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board	November 9, 2012

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.*

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document, incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema, incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase, incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase, incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase, incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase, incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.
**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.