Form 10-Q
period 2012-09-30
3Power Energy Group Inc.
filed 2012-11-19
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

011 97 14 3210312

 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 5, 2012, 113,096,380 ordinary shares, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to 3Power Energy Group Inc. and its subsidiaries (formerly known as Prime Sun Power Inc.).

PART I                   FINANCIAL INFORMATION

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,436	$6,368
Accounts receivable, other	-	2,151
Prepaid and other current assets	35,527	40,473
Total current assets	41,963	48,992

Other assets	600,000	-
Investments	211,972	-

Total assets	$853,935	$48,992

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,286,550	$5,170,413
Accrued interest payable	318,429	254,878
Note payable	639,059	639,059
Due to related parties	935,966	401,925
Total current liabilities	8,180,004	6,466,275

Commitments and contingencies

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 113,096,380 and 113,036,248 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	11,309	11,303
Additional paid in capital	7,303,222	7,283,228
Other comprehensive loss	(115,331)	(90,307)
Accumulated deficit	(14,525,877)	(13,622,115)
Total deficit attributable to 3Power Energy Group, Inc.	(7,326,678)	(6,417,891)
Non controlling interest	608	608
Total deficit	(7,326,070)	(6,417,283)

Total liabilities and deficit	$853,935	$48,992

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011

Sales	$-	$14,391	$-	$491,092

Cost of sales	-	447,344	-	654,756

Gross loss	-	(432,953)	-	(163,664)

Operating expenses:
Selling, general and administrative	410,690	1,018,665	879,879	2,461,448
Depreciation	-	142	-	286
Total operating expenses	410,690	1,018,807	879,879	2,461,734

Operating loss	(410,690)	(1,451,760)	(879,879)	(2,625,398)

Other income (expense):
Interest expense	(39,753)	(178)	(63,883)	(18,246)
Gain on settlement of accrual	-	-	40,000	-

Net loss before income taxes	(450,443)	(1,451,938)	(903,762)	(2,643,644)

Provision for income taxes	-	-	-	-

Net loss	(450,443)	(1,451,938)	(903,762)	(2,643,644)

Non controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(450,443)	$(1,451,938)	$(903,762)	$(2,643,644)

Loss per common share (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding (basic and diluted)	113,096,380	103,827,503	113,078,308	101,786,338

Comprehensive loss:
Net loss	$(450,443)	$(1,451,938)	$(903,762)	$(2,643,644)
Foreign currency translation (loss) gain	(64,072)	102,027	(25,024)	56,805

Comprehensive loss:	(514,515)	(1,349,911)	(928,786)	(2,586,839)
Comprehensive loss attributable to non controlling interest	-	-	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(514,515)	$(1,349,911)	$(928,786)	$(2,586,839)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(903,762)	$(2,643,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	286
Common stock issued for facilitation fee		1,000,000
Common stock issued for services rendered	20,000	-
Gain on settlement accrual	(40,000)	-
Changes in operating assets and liabilities:
Accounts receivable, other	2,151	27,328
Inventory	-	(315,207)
Prepaid and other current assets	4,946	367,112
Other asset	(600,000)	-
Accounts payable and accrued expenses	1,156,137	(35,699)
Accrued interest	63,551	5,861
Net cash used in operating activities	(296,977)	(1,593,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(273)
Investment in Shala Energy	(211,972)	-
Net cash used in investing activities	(211,972)	(273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party advances	534,041	1,649,366
Net cash provided by financing activities	534,041	1,649,366

Effect of foreign currency rate change on cash	(25,024)	(15,277)

Net increase in cash and cash equivalents	68	39,853

Cash and cash equivalents-beginning of period	6,368	12,734
Cash and cash equivalents-end of period	$6,436	$52,587

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non cash investing and financing activities:
Stock issued for acquisition of project development rights	$-	$3,332,100

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 16, 2012.

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

SEPTEMBER 30, 2012

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2012	March 31, 2012
Period-end GBP: USD exchange rate	$1.6164	$1.5987
Average Period GBP: USD exchange rate	$1.5790	$1.5963

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2012 and March 31, 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended September 30, 2012 and 2011 related to losses incurred during such periods.

Accounting for Stock-Based Compensation

The Company accounts for stock, stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants and we expect to record additional non-cash compensation expense in the future.

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Recent Accounting Pronouncements

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of September 30, 2012, the Company has a deficit of $14,525,877 applicable to controlling interest compared with deficit of $13,622,115 applicable to controlling interest as of March 31, 2012, and has incurred significant operating losses and negative cash flows. For the six months ended September 30, 2012, the Company sustained a net loss of $903,762 compared to a net loss of $2,643,644 for the six months ended September 30, 2011. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.

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

NOTE 4 - NOTE PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at September 30, 2012) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies on a cumulative basis. CRG has made a demand for payment of the Note which has not been paid by the Company.

NOTE 5- FACILITATION AGREEMENT

The Company paid Viewpoint Investments Corp. (“Viewpoint”) a $1,000,000 fee during the year ended March 31, 2012 in Company’s Common Stock upon the closing of the acquisition of the Seawind Companies (the “Facilitation Agreement”).  Pursuant to the Facilitation Agreement, the Company during the year ended March 31, 2012, issued 19,607,843 restricted shares of the Company’s common stock to Viewpoint in consideration for services rendered to the Company. Viewpoint assisted and advised the Company with respect to identifying, negotiating and closing the transaction with the Seawind Group of Companies.  The consideration paid to Viewpoint by the Company was deemed to be fair and reasonable by Company’s Board of Directors with respect to the creation and enhancement of share value for all shareholders responsive to the acquisition of Seawind Energy and Seawind Services due to the efforts of Viewpoint.  The number of shares issued to Viewpoint was calculated by reference to 85% of the publicly quoted closing price of the Company’s Common Stock on January 25, 2011.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE 7- ACQUISITION TO ACQUIRE SHALA ENERGY SH.P.K

On June 5, 2012, the Company and Shala Energy sh.p.k ("Shala") executed a master acquisition agreement (the “Acquisition Agreement”) where Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisition”), the closing of the acquisition is subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). The Acquisition Agreement provides that the closing of the acquisition shall occur no later than June 15, 2012.

In late July 2012, the Company and Shala verbally agreed to extend the closing deadline for the acquisition under the Acquisition Agreement to August 10, 2012.

On August 10, 2012, after the conclusion of the due diligence efforts, the Company made the first year payment of required Insurance Bond Premium in amount of 164,851 Euro ($211,972), and as such the Acquisition closed. Such acquisition brought the Company 75% of the interest in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania.  The Shala River Project finalization is in process with the Ministry of Albania.

Shala Energy being an inactive Company and having no material assets and liabilities as of September 30, 2012.

In connection the the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. As of September 30, 2012, the Company accrued $600,000 due  to the facilitator for feasibility studies in process and recorded as other assets on the Company's balance sheet.

NOTE 8 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of September 30, 2012 and March 31, 2012, 113,096,380 and 113,036,248 shares were issued and outstanding, respectively.

In May 2012, the Company issued 60,132 shares of its common stock in exchange for services rendered valued at $20,000 and charged to operations.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2012 and March 31, 2012, there were $935,966 and $401,925 advances outstanding, respectively.

The Company has consulting agreements with outside contractors, certain of whom are also company stockholders. The agreements are generally month to month.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

As of September 30, 2012 and March 31, 2012 the Company owed approximately £117918 ($190,603) and £117,865 ($188,431), respectively, to Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

As of September 30, 2012 and March 31, 2012 the Company owed approximately £177,548 ($286,988) and £158,407 ($253,245), respectively to Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

As of September 30, 2012 and March 31, 2012 the Company owed approximately £88,753 ($143,460) and £88,753 ($141,889), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson.

At September 30, 2012 and March 31, 2012, the company owed Mr. J R Wilson (Director) £1,144 ($1,849) and £1,144 ($1,829), respectively.

During the six months ended September 30, 2012, the Company charged to operation $270, 000 as salary to Board members of parent company.

During the six months ended September 30, 2012, the Company charged to operation £184,248 ($290,725) as management charges to Board members of subsidiaries.

NOTE 10 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a inactive company registered in the State of Texas, United States of America.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and six months ended September 30, 2012:

Net loss	$-
Average Non-controlling interest percentage	50.0%
Net loss attributable to the non-controlling interest	$-

The following table summarizes the changes in Non Controlling Interest from April 1, 2011 through September 30, 2012:

Balance, April 1, 2011	$608
Non controlling interest portion of contributed capital	-
Net loss attributable to the non-controlling interest	-
Balance, March 31, 2012	608
Net loss attributable to the non-controlling interest	-
Balance, September 30, 2012	$608

NOTE 11 - SUBSEQUENT EVENTS

On October 8, 2012, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of 3Power Project Services Limited, a wholly owned subsidiary of the Company’s Subsidiary, 3Power Energy Limited.

By the letter of The Insolvency Service dated October 12, 2012, the Company was required to provide information relating to 3Power Project Services Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of 3Power Project Services Limited for the benefit of creditors. The company was also required to deliver to the Official Receiver’s Office certain assets (cash or cheques) and accounting records that are still in its possession or control. The Company has attended the interview and delivered all the available accounting records to the Officer Receiver’s Office. No order confirming a plan of reorganization, arrangement or liquidation has been entered as of this filing.

The major classes of assets and liabilities of the subsidiary are as follows:

Current assets	$17,143
Current liabilities	$1,781,956

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

As of September 30, 2012, we have only one project, a 19.5 mega watt (“MW”) Chilean wind farm project, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

Recent Development

On August 10, 2012, we closed the acquisition of 75% of the equity of Shala Energy sh.p.k. Such acquisition brought the Company 75% of the interest in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania.

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. As of September 30, 2012, the Company accrued $600,000 due to the facilitator for feasibility studies in process and recorded as other assets on the Company's balance sheet

Results of Operations For The Three Months Ended September 30, 2012 And 2011

We have revenues from operations in the amount of $Nil for the three months ended September 30th 2012, as compared to revenues of $14,391 for the three months ended September 30th 2011.

Operating expenses of $410,690 for the three months ended September 30th 2012 compared to $1,018,807 for the three months ended September 30th 2011. We had net loss of $450,443 for the three months ended September 30th 2012 compared to a net loss of $1,451,938 for the three months ended September 30th 2011. This decrease was mostly attributable to reductions in staffing and operating costs in the current period as compared to the same period prior year.

Results of Operations For The Six Months Ended September 30, 2012 And 2011

We have revenues from operations in the amount of $Nil for the six months ended September 30th 2012, as compared to revenues of $491,092 for the six months ended September 30th 2011.

Operating expenses of $879,879 for the six months ended September 30th 2012 compared to $2,461,734 for the six months ended September 30th 2011. We had net loss of $903,762 for the six months ended September 30th 2012 compared to a net loss of $2,643,644 for the six months ended September 30th 2011. This decrease was mostly attributable to reductions in staffing and operating costs in the current period as compared to the same period prior year and a facilitation fee expense of $1,000,000 incurred by the company in 2011 and there were only expenses incurred in the current period as the process of finalizing projects for execution.

Net cash used in operating activities was $296,977 for the six months ended September 30th 2012 compared to net cash used in operating activities of $1,593,963 for the six months ended September 30th 2011. The negative cash flow from operating activities consists of $903,762 net loss, net with common stock issued for services of $20,000, decrease in accounts receivable others of $2,151, decrease in prepaid and other current assets of $4,946, increase in accounts payable and accrued expenses of $556,137 and increase in accrued interest of $63,551, net with a gain on settlement of accrual of $40,000.

Net cash used in investing activities was $211,972 for the six months ended September 30th 2012 compared to net cash used in investing activities of $273 for the six months ended September 30th 2011. The net cash used in the current period was payments for investment activity.

Net cash provided by financing activities was $534,041 for the six months ended September 30th 2012 compared to net cash provided by financing activities of $1,649,366 for the six months ended September 30th 2011. The decrease in cash provided by financing activities was due to less loans received from shareholders and related parties.

Liquidity and Capital Resources

Our total cash and cash equivalents as of September 30th 2012 was $6,436 compared to the net cash and cash equivalents of $6,368 as of March 31, 2012.

As of September 30th 2012, our total assets were $853,935 compared to total assets $48,992 as of March 31, 2012 and the total current liabilities were $8,180,004 as of September 30th 2012 compared to $6,466,275 as of March 31, 2012. Increase in assets is due to the 4% total project cost of $600,000 and the Insurance Bond Premium of 164,851 Euro ($211,972) as a part of Master Acquisition Agreement with Shala Energy and the increase in liabilities is due to the debts/expenses paid by related party Falak Holding and accrued project cost of $600,000.

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

The independent registered public accounting firm’s report on our March 31, 2012 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2012 and March 31, 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended September 30, 2012 and 2011 related to losses incurred during such periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were not effective for the material weakness due to a lack of adequate personnel and adequate segregation of duties.

Our bookkeeping and accounting functions are overseen by a single individual who serves as our consultant, which prevents us from instituting supervision and segregating duties within our disclosure control system. The inadequate staffing and segregation of duties could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We intend to take steps to remediate such procedures as soon as reasonably possible

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there is no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject:

Bankruptcy or Receivership

On October 8, 2012, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of 3Power Project Services Limited, a wholly owned subsidiary of the Company’s subsidiary, 3Power Energy Limited.

By the letter of The Insolvency Service dated October 12, 2012, we were required to provide information relating to 3Power Project Services Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of 3Power Project Services Limited for the benefit of creditors. We were also required to deliver to the Official Receiver’s Office certain assets (cash or cheques) and accounting records that are still in our possession or control. We have attended the interview and delivered all the available accounting records to the Officer Receiver’s Office. No order confirming a plan of reorganization, arrangement or liquidation has been entered as of this filing.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On January 1, 2011, the Company defaulted on the repayment of an unsecured senior promissory note issued to CRG on March 2, 2010 (the “Note”). The Note was due on December 31, 2010 for a principal amount of 470,000 Euros with interest at 7.5% per annum. Upon default by the Company, the interest rate of 15% per annum applies on a cumulative basis. CRG has made a demand for payment of the Note which has not been paid by the Company as of the filing of this quarterly report.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Bankruptcy or Receivership

On October 8, 2012, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of 3Power Project Services Limited, a wholly owned subsidiary of the Company’s subsidiary, 3Power Energy Limited.

By the letter of The Insolvency Service dated October 12, 2012, we were required to provide information relating to 3Power Project Services Limited to the Official Receiver’s Office (a government body of Plymouth, the United Kingdom) and attend an interview with staff of the Official Receiver’s Office to review the prospect of recovering the assets of 3Power Project Services Limited for the benefit of creditors. We were also required to deliver to the Official Receiver’s Office certain assets (cash or cheques) and accounting records that are still in our possession or control. We have attended the interview and delivered all the available accounting records to the Officer Receiver’s Office. No order confirming a plan of reorganization, arrangement or liquidation has been entered as of this filing.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

3POWER ENERGY GROUP INC.

Dated: November 19, 2012	By:	/s/ Umamaheswaran Balasubramaniam
		Name:	Umamaheswaran Balasubramaniam
		Title:	Chief Executive Officer (Principal Executive Officer )
Dated: November 19, 2012	By:	/s/ Shariff Rehman
		Name:	Shariff Rehman
		Title:	Chief Financial Officer (Principal Financial and Chief Accounting Officer)

