Form 10-Q
period 2012-12-31
3Power Energy Group Inc.
filed 2013-02-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of February 13, 2013, 113,096,380 ordinary shares, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2012

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

PART I                   FINANCIAL INFORMATION

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$6,368
Accounts receivable		2,151
Prepaid and other current assets	13,048	40,473
Total current assets	14,773	48,992

Other assets:
Investments	811,972	-

Total assets	$826,745	$48,992

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,321,434	$5,170,413
Accrued interest payable	352,003	254,878
Notes payable	639,059	639,059
Due to related parties	1,219,560	401,925
Total current liabilities	8,532,056	6,466,275

Commitments and contingencies

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 113,096,380 and 113,036,248 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	11,309	11,303
Additional paid in capital	7,303,222	7,283,228
Other comprehensive loss	(115,331)	(90,307)
Accumulated deficit	(14,905,119)	(13,622,115)
Total deficit attributable to 3Power Energy Group, Inc.	(7,705,919)	(6,417,891)
Non controlling interest	608	608
Total deficit	(7,705,311)	(6,417,283)

Total liabilities and deficit	$826,745	$48,992

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Sales	$-	$-	$-	$491,092

Cost of sales	-	-	-	654,756

Gross (loss) profit	-	-	-	(163,664)

Operating expenses:
Selling, general and administrative	327,585	817,312	1,207,464	2,278,759
Loss on write-off of assets of international subsidiaries	17,917	-	17,917	-
Depreciation	-	-	-	286
Total operating expenses	345,502	817,312	1,225,381	2,279,045

Loss from operations	(345,502)	(817,312)	(1,225,381)	(2,442,709)

Other income (expense):
Interest expense	(33,740)	(47,481)	(97,623)	(65,727)
Gain on settlement of accrual	-	-	40,000	-

Net loss before income taxes	(379,242)	(864,793)	(1,283,004)	(2,508,436)

Provision for income taxes	-	-	-	-

Net loss	(379,242)	(864,793)	(1,283,004)	(2,508,436)

Non controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(379,242)	$(864,793)	$(1,283,004)	$(2,508,436)

Loss per common share (basic and diluted):	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding (basic and diluted)	113,096,380	113,036,248	113,084,354	113,036,248

Comprehensive loss:
Net loss	$(379,242)	$(864,793)	$(1,283,004)	$(2,508,436)
Foreign currency translation (loss) gain	-	-	(25,024)	56,805

Comprehensive loss:	(379,242)	(864,793)	(1,308,029)	(2,451,631)
Comprehensive loss attributable to non controlling interest	-	-	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(379,242)	$(864,793)	$(1,308,029)	$(2,451,631)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,283,004)	$(2,508,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	286
Common stock issued for services rendered	20,000	880,000
Gain on settlement accrual	(40,000)	-
Loss on write-off of assets of international subsidiary	17,917	-
Changes in operating assets and liabilities:
Accounts receivable	2,151	32,310
Inventory	-	131,848
Prepaid and other current assets	9,508	69,006
Accounts payable and accrued expenses	591,021	815,131
Accrued interest	97,125	53,342
Net cash used in operating activities:	(585,282)	(526,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(273)
Investment in Shala Energy	(211,972)	-
Net cash used in investing activities	(211,972)	(273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party advances	817,635	525,620
Net cash provided by financing activities	817,635	525,620

Effect of foreign currency rate change on cash	(25,024)	35,484

Net (decrease) increase in cash and cash equivalents	(4,643)	34,318

Cash and cash equivalents-beginning of period	6,368	12,734
Cash and cash equivalents-end of period	$1,725	$47,052

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Stock issued for acquisition of project development rights	$-	$3,332,100

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On January 17, 2013, subsequent to these financial statements, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company with assets and liabilities as below:

Current assets	$774
Current liabilities	$188,189

During the nine months ended December 31, 2012, the Company charged to operation £11,085 ($17,917) as loss on write-off of above assets of its international subsidiaries.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 16, 2012.

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

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

	December 31, 2012	March 31, 2012
Period-end GBP: USD exchange rate	$1.6153	$1.5987
Average Period GBP: USD exchange rate	$1.5790	$1.5963

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and March 31, 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine months ended December 31, 2012 and 2011 related to losses incurred during such periods.

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

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of December 31, 2012, the Company has a deficit of $14,905,119 applicable to controlling interest compared with deficit of $13,622,115 applicable to controlling interest as of March 31, 2012, and has incurred significant operating losses and negative cash flows. For the nine months ended December 31, 2012, the Company sustained a net loss of $1,283,004 compared to a net loss of $2,508,436 for the nine months ended December 31, 2011. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

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

NOTE 4 - NOTE PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at December 31, 2012) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies on a cumulative basis. CRG has made a demand for payment of the Note which has not been paid by the Company.

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

DECEMBER 31, 2012

NOTE 7- ACQUISITION OF SHALA ENERGY SH.P.K

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

Shala Energy being an inactive Company and having no material assets and liabilities as of December 31, 2012.

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. As of December 31, 2012, the Company accrued $600,000 due to the facilitator for feasibility studies in process and recorded as other assets on the Company's unaudited condensed consolidated balance sheet.

NOTE 8 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of December 31, 2012 and March 31, 2012, 113,096,380 and 113,036,248 shares were issued and outstanding, respectively.

In May 2012, the Company issued 60,132 shares of its common stock in exchange for services rendered valued at $20,000 and charged to operations.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2012 and March 31, 2012, there were $1,219,560 and $401,925 advances outstanding, respectively.

The Company has consulting agreements with outside contractors, certain of whom are also company stockholders. The agreements are generally month to month.

As of December 31, 2012 and March 31, 2012 the Company owed approximately £117,918 ($190,603) and £117,865 ($188,431), respectively, to Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

As of December 31, 2012 and March 31, 2012 the Company owed approximately £177,548 ($286,988) and £158,407 ($253,245), respectively to Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

As of December 31, 2012 and March 31, 2012 the Company owed approximately £88,753 ($143,460) and £88,753 ($141,889), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson.

At December 31, 2012 and March 31, 2012, the company owed Mr. J R Wilson (Director) £1,144 ($1,849) and £1,144 ($1,829), respectively.

During the nine months ended December 31, 2012, the Company charged to operation $405,000 as salary to Board members of parent company.

During the nine months ended December 31, 2012, the Company charged to operation £184,248 ($290,725) as management charges to Board members of subsidiaries.

During the nine months ended December 31, 2012, the Company charged to operation £11,085 ($17,917) as loss on write-off of assets of its international subsidiaries.

NOTE 10 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a inactive company registered in the State of Texas, United States of America.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and nine months ended December 31, 2012:

Net loss	$-
Average Non-controlling interest percentage	50.0%
Net loss attributable to the non-controlling interest	$-

The following table summarizes the changes in Non Controlling Interest from April 1, 2011 through December 31, 2012:

Balance, April 1, 2011	$608
Non controlling interest portion of contributed capital	-
Net loss attributable to the non-controlling interest	-
Balance, March 31, 2012	608
Net loss attributable to the non-controlling interest	-
Balance, December 31, 2012	$608

NOTE 11 - SUBSEQUENT EVENTS

On January 17, 2013, subsequent to these financial statements, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company with assets and liabilities as below:

Current assets	$774
Current liabilities	$188,189

During the nine months ended December 31, 2012, the Company charged to operation $774 as loss on write-off of above assets of its international subsidiary.

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

As of December 31, 2012, we have only one project, a 19.5 mega watt (“MW”) Chilean wind farm project, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

As of December 31, 2012, the Company has a deficit of $14,905,119 applicable to controlling interest compared with deficit of $13,622,115 applicable to controlling interest as of March 31, 2012, and has incurred significant operating losses and negative cash flows. For the nine months ended December 31, 2012, the Company sustained a net loss of $1,283,004 compared to a net loss of $2,508,436 for the nine months ended December 31, 2011. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

Recent Developments

Acquisition of Shala

On August 10, 2012, we closed the acquisition of 75% of the equity of Shala Energy sh.p.k. Such acquisition brought the Company 75% of the interest in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania.

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. As of December 31, 2012, the Company accrued $600,000 due to the facilitator for feasibility studies in process and recorded as other assets on the Company's unaudited condensed consolidated balance sheet.

3Power Project Services Limited Liquidation

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

3Power Energy Limited Dissolution

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such Strike off application has yet to be approved as of this Report.

Results of Operations For The Three Months Ended December 31, 2012 And 2011

We have revenues from operations in the amount of $Nil for the three months ended December 31, 2012 and December 31, 2011. In 2011, we had ceased operations in our operating subsidiary.

We incurred operating expenses of $1,225,381 for the nine months ended December 31, 2012 compared to $2,279,045 for the nine months ended December 31, 2011. This decrease was mostly attributable to reductions in staffing and operating costs in the current period as compared to the same period prior year and a facilitation fee expense of $1,000,000 incurred by the company in 2011. There were only expenses incurred in the current period as the process of finalizing projects for execution. In addition, during the nine months ended December 31, 2012, the Company wrote off $17,917 of assets from liquidating its subsidiary as compared to Nil for the previous year.

Our interest expense was $33,740 for the three months ended December 31, 2012 as compared to $47,481 for the same period last year. The decrease of $13,741 or 29% is due primarily to less interest bearing note obligations.

Results of Operations For The Nine Months Ended December 31, 2012 And 2011

We have revenues from operations in the amount of $Nil for the nine months ended December 31, 2012, as compared to revenues of $491,092 for the nine months ended December 31, 2011. In 2011, we had ceased operations in our operating subsidiary.

We incurred operating expenses of $1,225,381 for the nine months ended December 31, 2012 compared to $2,279,045 for the nine months ended December 31, 2011. This decrease was mostly attributable to reductions in staffing and operating costs in the current period as compared to the same period prior year and a facilitation fee expense of $1,000,000 incurred by the company in 2011 and there were only expenses incurred in the current period as the process of finalizing projects for execution. In addition, during the nine months ended December 31, 2012, the Company wrote off $17,917 of assets from liquidating its subsidiary as compared to Nil for the previous year.

Our interest expense was $97,623 for the nine months ended December 31, 2012 as compared to $65,727 for the same period last year. The increase of $31,896 or 49% is due primarily to more interest bearing note obligations compared to last year.

During the nine months ended December 31, 2012, we realized a gain on settlement of an outstanding accrual of $40,000 compared to nil for the same period, last year.

Net cash used in operating activities was $585,282 for the nine months ended December 31, 2012 compared to net cash used in operating activities of $526,513 for the nine months ended December 31, 2011. The negative cash flow from operating activities consists of $1,283,004 net loss, net with common stock issued for services of $20,000, loss on write-off of assets of international subsidiaries of $17,917, decrease in accounts receivable others of $2,151, decrease in prepaid and other current assets of $27,425, increase in accounts payable and accrued expenses of $591,021and increase in accrued interest of $97,125, net with a gain on settlement of accrual of $40,000.

Net cash used in investing activities was $211,972 for the nine months ended December 31, 2012 compared to net cash used in investing activities of $273 for the nine months ended December 31, 2011. The net cash used in the current period was payments for investment activity.

Net cash provided by financing activities was $817,635 for the nine months ended December 31, 2012 compared to net cash provided by financing activities of $525,620 for the nine months ended December 31, 2011. The increase in cash provided by financing activities was due to more loans received from shareholders and related parties.

Liquidity and Capital Resources

Our total cash and cash equivalents as of December 31, 2012 was $1,725 compared to the total cash and cash equivalents of $6,368 as of March 31, 2012.

As of December 31, 2012, our total assets were $826,745 compared to total assets $48,992 as of March 31, 2012 and the total current liabilities were $8,532,056 as of December 31, 2012 compared to $6,466,275 as of March 31, 2012. Increase in assets is due to the 4% total project cost of $600,000 and the Insurance Bond Premium of 164,851 Euro ($211,972) as a part of Master Acquisition Agreement with Shala Energy and the increase in liabilities is due to the debts/expenses paid by related party Falak Holding and accrued project cost of $600,000.

Our pre-operational activities to date have consumed substantial amounts of cash. Our negative cash flow from operations is expected to continue and accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and March 31, 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine months ended December 31, 2012 and 2011 related to losses incurred during such periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were not effective for the material weakness due to a lack of adequate personnel and adequate segregation of duties.

Our bookkeeping and accounting functions are overseen by a single individual who serves as our consultant, which prevents us from instituting supervision and segregating duties within our disclosure control system. The inadequate staffing and lack of segregation of duties could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We intend to take steps to remediate such procedures as soon as reasonably possible.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in the sections entitled “3Power Project Services Limited Liquidation” and “3Power Energy Limited” under Recent Developments of Item 2 above, there is no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On January 1, 2011, the Company defaulted on the repayment of an unsecured senior promissory note issued to CRG on March 2, 2010 (the “Note”). The Note was due on December 31, 2010 for a principal amount of 470,000 Euros with interest at 7.5% per annum. Upon default by the Company, the interest rate of 15% per annum applies on a cumulative basis. CRG has made a demand for payment of the Note which has not been paid by the Company as of the filing of this Report.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed with this report.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

** Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3POWER ENERGY GROUP INC.

Dated: February 14, 2013	By:	/s/ Umamaheswaran Balasubramaniam
		Name:	Umamaheswaran Balasubramaniam
		Title:	Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer )

Dated: February 14, 2013	By:	/s/ Shariff Rehman
		Name:	Shariff Rehman
		Title:	Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Chief Accounting

