Form 10-K
period 2013-03-31
3Power Energy Group Inc.
filed 2013-07-22
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,896,379. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 113,146,380 shares of Common Stock, par value $.0001, outstanding as of July 10, 2013.

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” “we,” “us,” and “our” refer to 3Power Energy Group Inc. (formerly known as Prime Sun Power Inc.).

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

Reverse Merger

On May 13, 2011 the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Seawind Energy Limited (“Seawind Energy”) and its subsidiarie Seawind Services Limited (“Seawind services”), pursuant to which the Company acquired 100% of the issued and outstanding common stock of Seawind Energy, in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock (such transaction as “Seawind Acquisition”).  The acquisition was accounted for as a reverse merger and, accordingly, the Company is the legal survivor and Seawind Energy is the accounting survivor.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively.

The Company address is PO Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

Recent Development

Acquisition of Shala

On August 10, 2012, we closed the acquisition of 75% of the equity of Shala Energy sh.p.k (“Shala Energy”). Shala Energy possesses the concession right in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania. As of March 31, 2013, Shala Energy is an inactive company and has no material assets and liabilities.

In connection the acquisition of Shala, the Company is obligated to pay an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. The Company has not made such payment yet. As of March 31, 2013, the Company accrued $600,000 due to the facilitator for feasibility studies in process.

3Power Services (formerly known as Seawind Service) Liquidation

On October 8, 2012, the High Court of Justice in the United Kingdom issued a winding-up order for the liquidation and winding up of the affairs of 3Power Services (formerly known as Seawind Service), a wholly owned subsidiary of the Company’s Subsidiary, 3Power Energy (formerly known as Seawind Energy).

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

The company was also required to deliver to the Official Receiver’s Office certain assets (cash or cheques) and accounting records that are still in its possession or control. The Company has attended the interview and delivered all the available accounting records to the Officer Receiver’s Office. No order confirming a plan of reorganization, arrangement or liquidation has been entered as of this report.

3Power Energy (formerly known as Seawind Energy) Dissolution

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy(formerly known as Seawind Energy), a wholly owned subsidiary of the Company. Such Strike off application has yet to be approved as of this report.

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

Seawind Acquisition

Prior to the Seawind Acquisition, 3Power Energy Group was a development stage business planning to provide solar power and other renewable energies.  3Power Energy Group anticipated that we would do business mainly in Europe, and that our Company will operate solar photovoltaic power plants for which power is produced for sale to local or regional electrical grids.

Following the Seawind Acquisition, we  determined to expand the scope of our activity to develop and operate wind power plants in Asia, South America (particularly Chile) and Europe, hydropower plants in Eastern Europe, Latin America and Asia, and biomass power plants in locations to be determined. We anticipated to expand the scope of our activity to develop and operate wind power plants in Asia, South America (particularly Chile) and Europe, hydropower plants in Eastern Europe, Latin America and Asia, and biomass power plants in locations to be determined.

Seawind Services provided services for the development and realization of wind power projects and the design of wind turbine generating equipment, including engineering, procurement, construction of projects, project development and project management.  Seawind Services operated in China (project management of a wind turbine design and turbine component delivery), Latin America (wind project feasibility, development, engineering, construction, operation and maintenance), Pakistan (mining related wind project feasibility), Singapore (wind project feasibility studies) and Thailand (wind project feasibility studies).

Seawind Services planned to complete its then existing external contract commitments following the Seawind Acquisition and move to become the internal provider of EPC/engineering/project management/operations and maintenance services to 3Power Energy Group, focus on the implementation of 3Power Energy Group’s asset portfolio, and become active solely on the 3Power Energy Group’s core business. At the time of the closing of the Seawind Acquisition, Seawind Services had three customers and was project managing the design and prototype procurement process for a new 2MW wind turbine to be manufactured in China by a sino-western joint venture which includes a state owned enterprise. This project was subsequently discontinued due to insufficient funding.

Prior to the closing of the Stock Purchase Agreement, Seawind Services entered into an agreement to provide project management and engineering services to 3Power Energy Group for the development of two wind farm projects in Chile. Seawind Services planned to provide project management and engineering services to 3Power Energy Group for hydro and solar projects in Albania, Italy and Greece.

We expected the Seawind Acquisition to provide us with experienced technical, commercial and construction management resource, reduced dependency on third party services, and the optimization of project delivery and operational performance as well as direct project cost benefits from having an integrated project inception, execution and operation capability in house.

However, around the end of last year and the beginning of this year, we ceased the 19.5 mega watt Chilean wind farm project on basis that the project is proven to be economically unviable.

As described above, 3Power Services (formerly known as Seawind Service) is now in the process of liquidation, and its subsidiary 3Power Energy (formerly known as Seawind Energy) is under dissolution application.

We also ceased the 9 mega watt solar power plant in Italy around the end of last year.

Current Focus

We currently have only one project, a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

Customers

We do not currently have any customer . Future customers are anticipated to be derived through renewable energy projects in Europe and South America, commencing with the prospective projects in Albania.  In addition, the Company has established excellent relationships and strong networks with global financial institutions and industry leaders who represent the Company’s major potential customers.  Through the Seawind acquisition, the Company has established a strong presence in the core target energy markets in Latin America and links to major industrial and utility-based potential customers with respect to the sale of electrical power attributable to renewable resources.

Management

History

At the closing of the Seawind Acquisition, James Wilson and Timothy Adams, who have served as officers and directors of the Seawind Energy, continued to hold such positions at the Company’s subsidiaries.  On October 19, 2011, Mr. James Wilson was appointed to the Board of the Company.

On April 14, 2011, the Company held a Special Meeting of Shareholders (the “Special Meeting”).  At the Special Meeting, Mr. Toby Durrant was elected to the Company’s Board of Directors.  Mr. Durrant had served as the Company’s Chief Investment Officer since January 26, 2011, and had served as the Company’s Acting Chief Executive Officer and Chief Financial Officer since February 25, 2011.  Toby Durrant continued to serve as the Company’s Chief Investment Officer, Acting Chief Executive Officer, Acting Chief Financial Officer and as a Director post the Seawind Acquisition. Mr. Durrant’s services as the Chief Executive Officer and Chief Financial Officer of the Company was discontinued on June 2, 2011 until August 10, 2011 Mr. Toby Durrant was again appointed as the Chief Executive Officer and Chief Financial Officer. October 19, 2011, Mr. Toby Durrant resigned as the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and as a Member of the Board of the Company. Mr. Durrant has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Effective as of October 19, 2011, Mr. Shariff Rahman has been appointed as the Company’s Chief Financial Officer.  He has served as a member of the Company’s Board since September 12, 2011.

Effective as of October 19, 2011, Mr. Umamaheshwaran Balasubramaniam (“Bala”) has been appointed as the Company’s Chief Executive Officer.  He has served as a member of the Company’s Board since September 12, 2011.

On October 19, 2011, Mr. Mohammed Falaknaz was appointed to the Board.  Effective December 19, 2011, our Board of Directors appointed Mohammed Falaknaz as the Chairman of our Board of Directors.

Recent Change

On March 15, 2013, the Board of the Company accepted the resignation of Bala as the Chief Executive Officer and a director of the Company.

On March 15, 2013, the Board accepted the resignation of Mr. James Wilson as a director of the Company.

Immediately following Bala’s resignation, the Board of the Company unanimously approved the appointment of Sharif Rahman as the Company’s Chief Executive Officer. Mr. Rahman is also currently the Company’s Chief Financial Officer and a member of the Board.

Sales and Marketing

The Company has established excellent relationships and strong networks with financial institutions and industry leaders who represent the Company’s major potential customers for the renewable energy the Company intends to supply to the global market. Through the Seawind Acquisition, the Company has a strong presence in core energy markets in Latin America and links to major potential customers in both industrial and utility sectors with respect to the sale of electrical power. In March 2013, the Company engaged a New York-based communication firm to support the market awareness of our Company.

Employees

As of July 10, 2013, the Company has two employees.

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

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”). In further consideration for the making of this loan, the Company agreed to transfer 20% of the Company’s rights to its net profits to be made in the in the event of sale of PSP Italian S.r.l. to GPR. CRG Finance had agreed that upon receipt of its net profit rights, CRG Finance will reinvest at least 50% of such net profit rights into either new projects of the Company or shares of the Company, at a purchase price to be mutually agreed upon. However, the Company does not currently expect to proceed with such sale.

Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($639,059 as of March 31, 2012) (the “CRG Finance Loan”).   The Company has utilized these 470,000 Euros in the identification of potential locations for the development of solar facilities.  The Company identified locations which the Company believes are commercially viable for the operation of solar power projects.  The locations the Company identified are in Southern Italy in the Puglia Region, including the provinces of Lecce, Foggia, Taranto and Brindisi. The rights to utilize these lands were secured by the Company’s local partners through land options. The Company applied for the grant of permits for these properties with the relevant local authorities, however the Company was not able to obtain such permits.

In connection with the CRG Finance Loan, the Company issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($639,059) as on March 2, 2010.  The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

On November 14, 2012, CRG Finance filed a complaint in the District Court for Southern District of New York (the “District Court Action”) for allegedly beaching a promissory note. CRG Finance claimed that the Company failed to pay the note when it came due.

On January 17, 2013, the Company filed a motion to compel arbitration, and on May 23, 2013 the Court granted the Company’s Motion to Compel and ordered that CRG Finance file its claims as an AAA arbitration. On June 5, 2013, CRG Finance filed its statement of claim with the AAA in the International Center for Disputed Resolution (ICDR) division. CRG Finance’s statement of claim mirrors its complaint in the District Court Action. The parties and the ICDR case administrator have conducted an initial conference regarding administrative matters. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in CRG Finance’s statement of claim.

The CRG Finance Loan shows as note payable on the Company’s consolidated balance sheet for the fiscal year ended March 31, 2013. As of March 31, 2013, the interest due under such note was $ 302,929.

Settlement Agreement

Falak Settlement

On December 31, 2011, we entered into a Settlement Agreement (the “Falak Agreement”) with Falak Holding Group (“Falak”). The Falak Agreement provides that Falak will accept 4,148,840 shares of our common stock as full satisfaction of our debt obligations to Falak of $2,074,420. In 2012, the Company issued 4,148,840 shares of common stock to Falak Holding, LLC as per a settlement agreement.

Wuersch Settlement

In November 2011, we entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provides that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments has been made to Wuersch. The total outstanding balance due as of March 31, 2013 is $504,518

Hellenic Settlement

On November 15, 2011, we entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provides that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of our common stock as full satisfaction of our debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 are due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Three installment payments have been made to Hellenic, one of which installment payments was advanced by our shareholder Falak. Such advance is non-interest bearing, and the Company and Falak have not entered into any agreement with respect to the repayment for this advance. The Outstanding balance due as of March 31, 2013 is $28,000. The Company has also issued 1,260,000 of common stock valued at $630,000.

First Durrant Settlement

On November 14, 2011, we entered into a Settlement Agreement (the “Durrant Agreement”) with Toby Durrant (“Durrant”).

The Durrant Agreement provides that Durrant will accept cash payments of $70,000, payable in five equal installments, as full satisfaction of our debt obligations to Durrant of $70,000.  The Durrant Agreement also provides that we shall issue Durrant 500,000 shares of our common stock for the total value of the seawind merger.  The five cash payment installments of $14,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012.  The Company has issued 50,000 shares of its common stock valued at $250,000 which is charged to operations. The outstanding balance due as of March 31, 2012 is $70,000. Subsequent to March 31, 2012, this outstanding balance due was settled for $30,000 in May 2012, as per mutual agreement. Our shareholder Falak has advanced and paid $30,000 in full on behalf of the Company. Such advance is non-interest bearing, and the Company and Falak have not entered into any agreement with respect to the repayment for this advance.

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

We maintain an Internet website at 3powerenergy.com. In addition to news and other information about our company, we make available on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission and copies of our Code of Ethics. The information available on our website is provided for convenience only and is not incorporated into this Report.

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

Risks Related to Our Financial Position and Capital Requirements

We have a history of losses, and we anticipate that we will incur continued losses for the foreseeable future.

We reported net losses of approximately $2.0 million, $10.3 million and $0.05 million in 2013, 2012 and 2011, respectively. As of March 31, 2013, we had an accumulated deficit of approximately $15.6 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their reports on our consolidated financial statements for the fiscal years ended March 31, 2013 and March 31, 2012 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We need to raise additional capital to implement our business plan.

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

To implement its proposed initial Shala River hydropower projects, the Company requires capital to finance construction. The Company will enter into land lease agreements that will bind it to make payments irrespective of whether projects are realized and until such arrangements can be legitimately broken.  Furthermore, the Company may be required to make compensatory payments or provide local amenities under its licensing to local communities which will also occur as liabilities irrespective of project realization. To construct the projects, it is necessary for the Company to secure commercial debt finance at normal market rates. Achieving this requires the Company to secure firm sales agreements for its power production. Failure to do so may result in the company achieving lower than anticipated levels of debt and therefore a requirement for additional capital or substantially reduce the predicted investment returns. In the normal conduct of its wind business, the Company will be exposed to currency risk. Project acquisitions, leases and local operating costs may all have a negative effect on the project economics increasing capital requirements but local power sales may mitigate this.

If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  We expect that our management will have considerable discretion over the use of equity proceeds.

If we are unable to obtain the necessary capital or financing to fund our cash needs it will adversely affect our ability to fund operations and continue as a going concern.

Additional capital may not be available to us or might not be available on favorable terms.

Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

Any additional capital raising will likely cause dilution to existing stockholders and, if capital raising is a secured raise, it may restrict our operations or adversely affect our ability to operate our business.

The sale of equity or issuance of debt to raise capital could result in dilution to our stockholders. The incurrence of indebtedness, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that impede our ability to manage our operations.

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

Risks Related to Our Business

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

We operate in different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. We cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. In addition, from time to time, government investigations of corruption in construction-related industries affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Risks Related to our Industry

Factors contributing to lower hydroelectric generation can negatively impact our results of operations and financial condition.

Our Shala River hydropower project in Albania, once commended, will heavily rely on the availability of water in the Shala River. The combination of declining Shala River base flows, over-appropriation of water, and periods of drought could lead to reduced hydroelectric generation. When hydroelectric generation is reduced, our production and opportunities for sales will be directly undermined, and therefore, our results of operations and financial condition will be negatively impacted.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 2: PROPERTIES

The Company does not own any real estate or other property.  The Company does not plan on investing directly or indirectly in real estate in the near future.  As of the date of this Report, the Company is currently utilizing office space at 100 Wall Street, New York, NY 10005.  We intend to move to new offices for our corporate headquarters in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

CRG Finance

In connection with the CRG Finance Loan, the Company issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($639,059) as on March 2, 2010.  The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

On November 14, 2012, CRG Finance filed a complaint in the District Court for Southern District of New York (the “District Court Action”) for allegedly beaching a promissory note. CRG Finance claimed that the Company failed to pay the note when it came due.

On January 17, 2013, the Company filed a motion to compel arbitration, and on May 23, 2013 the Court granted the Company’s Motion to Compel and ordered that CRG Finance file its claims as an AAA arbitration. On June 5, 2013, CRG Finance filed its statement of claim with the AAA in the International Center for Disputed Resolution (ICDR) division. CRG Finance’s statement of claim mirrors its complaint in the District Court Action. The parties and the ICDR case administrator have conducted an initial conference regarding administrative matters. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in CRG Finance’s statement of claim.

The CRG Finance Loan shows as note payable on the Company’s consolidated balance sheet for the fiscal year ended March 31, 2013. As of March 31, 2013, the interest due under such note was $ 302,929.

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

	Common Stock
	High	Low
Quarter Ended March 31, 2013	$0.11	$0.02
Quarter Ended December 31, 2012	0.12	0.05
Quarter Ended September 30, 2012	0.40	0.09
Quarter Ended June 30, 2012	0.45	0.25
Quarter Ended March 31, 2012	0.64	0.30
Quarter Ended December 31, 2011	0.65	0.24
Quarter Ended September 30, 2011	0.80	0.36
Quarter Ended June 30, 2011	$2.48	$0.43

(b) Holders.

At July 10, 2013, there were approximately 16 stockholders of record of the Company’s common stock.  Company Shareholders who hold their shares in electronic format in U.S. brokerage accounts are not deemed to be separate stockholders as such shares are held of record by CEDE and Co., which is counted by the Company’s transfer agent as a single shareholder of record.

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

ITEM 6: SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We currently have only one project, a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

•	ALBANIA HYDRO POWER CONCESSION:

On June 5, 2012, the Company and Shala Energy executed a master acquisition agreement (the “Acquisition Agreement”) where Shala Energy agreed to transfer and the Company agreed to acquire 75% of the equity of Shala Energy. Under the Acquisition Agreement (the “Acquisiton”), the closing of the acquisition is subject to the Company’s completion and satisfaction of the due diligence on Shala Energy and Shala Energy’s partners with respect to their shares in Shala Energy and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). The Acquisition Agreement provides that the closing of the acquisition shall occur no later than June 15, 2012.

In late July 2012, the Company and Shala verbally agreed to extend the closing deadline for the acquisition under the Acquisition Agreement to August 10, 2012.

On August 10, 2012, after the conclusion of the due diligence efforts, the Company made the first year payment of Required Insurance Bond Premium in amount of 164,851 Euro, and as such the Acquisition closed. As a result of such closing, we acquired 75% of the equity of Shala Energy sh.p.k (“Shala Energy”). Shala Energy possesses the concession right in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania. After closing and through March 2013, the Company refined and updated its feasibility study initially completed in 2009.

Starting February 2013, the Company has commenced the preliminary project design.

The Company is now seeking capital to fund the project.

The company engaged a consortium of Indian industrial companies with leading expertise globally in hydro power projects engineering, financing, construction and operation. The consortium undertook to cover the cost of the development work and produce the bankable study in cooperation and with 3power control. The consortium is getting in return the exclusive first right on the project construction as a general contractor.

The power plant is expected to be completed and connected to the national grid in 2017 and total construction cost is estimated to be USD 250M.

The company’s focus is in the Balkan Countries (Turkey, Albania, Bulgaria,Romania and Italy). The company has also plans to expand into the US market.

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

Results of Operations for the Years Ended March 31, 2013 Compared to Year Ended March 31, 2012

Expenses

During the fiscal year ended March 31, 2013, the Company had net sales of $-0- as compared to net sales of $20,501 for the fiscal year ended March 31, 2012 due to us changing our business model.  The cost of the goods sold in 2013 was $-0- as compared to $396,342 in 2012. The decrease in cost of goods sold was due to no sales activity in 2013 as compared to 2012. Selling, general, administrative and project development expenses were $2,143,736 in 2013 as compared to $6,517,670 in 2012. The decrease in selling, general and administrative expenses of $4,373,934 was primarily due to a reduction in management fees and other operating expenses as compared to 2012. In 2013, we incurred loss on write off of subsidiary assets of $16,831 as compared to nil in 2012. Our interest expense was$131,671 in 2013 as compared to $101,543 in 2012 as we incurred additional debt to finance our operations. In addition we incurred a gain on settlement of accrual of $72,150.  In 2012, we recorded an impairment of development rights of $3,332,100 as compared to nil in 2013. The net resulting net loss for 2013 was $2,017,095 as compared to a net loss of $10,286,413 in 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had total assets of $17,145 as opposed to total assets of $48,992 at March 31, 2012.  As of March 31, 2013, the Company’s assets consisted of $1,725 in cash and cash equivalents and $15,420 in other current assets. As of March 31, 2012, the Company’s assets consisted of $6,368 in cash and cash equivalents and $2,151 in accounts receivable and other current assets of $40,473

As of March 31, 2013, the Company’s total liabilities were $8,538,652, compared to total liabilities of $6,466,275 as of March 31, 2012. The increase was primarily due to increase in accounts payable and accrued interest of $1,043,936 and due to related parties of $1,028,441.

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

The Company will require additional funding in order to conduct proposed operations for the next year.  Should we fail to raise such fund, the Company will not be able to commence construction of the solar power plants.

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

Off Balance Sheet Arrangements

As of July 10, 2013, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Management Services Agreement

The Company entered into an agreement with Capital Trust Holding AG (“CTH”), a company with its principal place of business in Switzerland. Under the terms of the proposed agreement, CTH will assist and advise the Company on developing strategic plans for inception of operations, preparing acquisition growth plans, identifying potential acquisition candidates, initiating discussion with potential acquisition candidates and strategic alliance partners, analyzing the financial implications of potential acquisitions and strategic alliances; negotiating terms and conditions of transactions and strategic alliances; outlining and managing the due diligence process; developing strategies to maximize revenue and corporate value including growth through sales, utilizing alternative distribution channels and enhancing marketing programs and providing support for investor relations programs. Under the terms of the proposed agreement, the Company will pay management services fees of $15,000 per month to CTH. In addition, CTH will be compensated in the amount of 8% of the total transaction value of any merger or acquisition. The Company believes that the services of CTH have been valuable with respect to initiation of operations and activities, particularly in regard to establishing our initial strategic alliances and recruiting our highly qualified senior management team and introducing the Company to prospective customers. The Company’s prior management services agreement with Prime Asset Finance Ltd., a U.K. company, has been terminated.

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

Enerserve Ltd.

The Company has entered into an acquisition agreement with Enerserve Ltd. (“Enerserve”), to acquire a wind energy project in Chile consisting of thirty two turbine locations (the “Enerserve Project”).   Enerserve has already obtained and/or is in the process of finalizing the necessary agreements, permits, wind measurement data, and all other requisites necessary for the Enerserve Project.  Enerserve has agreed to complete the development of the Enerserve Project through the stage where all required construction permits are obtained and in order.  Enerserve shall then provide support services to the Company throughout the construction stage in all matters related to permits and consents.  The Enerserve Project and all ancillary rights, agreements, permits, data and other requisites for the construction and connection to the electrical grid shall be vested in the Company by transferring the Enerserve Project to 3Power Energia S.A. The Company has ceased the Enerserve Project.

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

ITEM 7A:  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3POWER ENERGY GROUP, INC.

MARCH 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

3Power Energy Group, Inc.

Dubai, United Arab Emirates

We have audited the accompanying consolidated balance sheets of 3 Power Energy Group, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in deficit and cash flows for the two years in the period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 3 Power Energy Group, Inc. as of March 31, 2013 and 2012, and the consolidated results of operations, and cash flows for the two years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

July 15, 2013

3POWER ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$6,368
Accounts receivable	-	2,151
Prepaid and other current assets	15,420	40,473
Total current assets	17,145	48,992

Total assets	$17,145	$48,992

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,083,176	$5,170,413
Accrued interest	386,051	254,878
Note payable	639,059	639,059
Due to related parties	1,430,366	401,925
Total current liabilities	8,538,652	6,466,275

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 113,146,380 and 113,036,248 shares issued and outstanding as of March 31, 2013 and 2012, respectively	11,314	11,303
Additional paid in capital	7,306,067	7,283,228
Other comprehensive income (loss)	2,707	(90,307)
Accumulated deficit	(15,639,210)	(13,622,115)
Total deficit attributable to 3Power Energy Group, Inc.	(8,319,122)	(6,417,891)
Non-controlling interest	(202,385)	608
Total deficit	(8,521,507)	(6,417,283)

Total liabilities and deficit	$17,145	$48,992

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2013	2012
Sales	$-	$20,501

Cost of sales	-	396,342

Gross loss	-	(375,841)

Operating expenses:
Selling, general and administrative	2,143,736	6,517,670
Impairment of project development rights	-	3,332,100
Loss on write-off of assets of international subsidiaries	16,831	-
Depreciation	-	563
Total operating expenses	2,160,567	9,850,333

Loss from operations	(2,160,567)	(10,226,174)

Other income (expense):
Interest expense	(131,671)	(101,543)
Foreign exchange gain	-	41,304
Gain on settlement of accrual	72,150	-

Net loss before income taxes	(2,220,088)	(10,286,413)

Provision for income taxes	-	-

Net loss	(2,220,088)	(10,286,413)

Non-controlling interest	202,993	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(2,017,095)	$(10,286,413)

Loss per common share (basic and diluted):	$(0.02)	$(0.12)

Weighted average number of shares outstanding (basic and diluted)	113,091,018	87,660,401

Comprehensive loss:
Net loss	$(2,017,095)	$(10,286,413)
Foreign currency translation gain (loss)	93,014	(35,718)

Comprehensive loss:	(1,924,081)	(10,322,131)
Comprehensive loss attributable to non-controlling interest	202,993	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(1,721,088)	$(10,322,131)

See the accompanying notes to these consolidated financial statements

F3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

TWO YEARS ENDED MARCH 31, 2013

			Additional	Other		Non	Total
	Common stock		Paid in	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity (Deficit)
Balance, March 31, 2011	40,000,000	$4,000	$-	$(54,589)	$487,382	$608	$437,401
Common stock issued in connection with the share exchange transaction, assumption of debt and effect of recapitalization	40,114,900	4,011	-	-	(3,823,084)	-	(3,819,073)
Common stock issued in November 2011 in exchange for project development rights	7,404,665	740	3,331,360	-	-	-	3,332,100
Common stock issued in November 2011 in exchange for services rendered	19,607,843	1,961	998,039	-	-	-	1,000,000
Common stock issued in December 2011 in exchange for services rendered	500,000	50	249,950	-	-	-	250,000
Common stock issued in December 2011 in settlement of expenses	5,408,840	541	2,703,879	-	-	-	2,704,420
Foreign currency translation loss	-	-	-	(35,718)	-	-	(35,718)
Net loss	-	-	-	-	(10,286,413)	-	(10,286,413)
Balance, March 31, 2012	113,036,248	11,303	7,283,228	(90,307)	(13,622,115)	608	(6,417,283)
Common stock issued in May 2012 in exchange for services rendered	60,132	6	19,994	-	-	-	20,000
Common stock issued in settlement of accounts payable	50,000	5	2,845	-	-	-	2,850
Foreign currency translation gain	-	-	-	93,014	-	-	93,014
Net loss	-	-	-	-	(2,017,095)	(202,993)	(2,220,088)
Balance, March 31, 2013	113,146,380	$11,314	$7,306,067	$2,707	$(15,639,210)	$(202,385)	$(8,521,507)

See the accompanying notes to these consolidated financial statements

F3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,220,088)	$(10,286,413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	-	563
Impairment of project development rights	-	3,332,100
Loss on write-off of assets of international subsidiaries	16,831	-
Common stock issued for services rendered	20,000	1,250,000
Common stock issued for expenses	-	2,704,420
Gain on settlement accrual	(72,150)	-
Changes in operating assets and liabilities:
Accounts receivable	2,151	1,014,270
Inventory	-	130,359
Prepaid and other current assets	8,222	(40,473)
Accounts payable and accrued expenses	1,105,906	1,941,178
Accrued interest	131,173	113,481
Net cash (used in) provided by operating activities:	(1,007,955)	159,485

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) from related party advances	1,028,441	(130,002)
Net cash provided by (used in) financing activities	1,028,441	(130,002)

Effect of foreign currency rate change on cash	(25,129)	(35,718)

Net decrease in cash and cash equivalents	(4,643)	(6,235)

Cash and cash equivalents-beginning of period	6,368	12,603
Cash and cash equivalents-end of period	$1,725	$6,368

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for development rights	$-	$3,332,100
Common stock issued in settlement of accounts payable	$2,850	$-

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND BUSINESS

3Power Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002.  On March 30, 2011, the Company changed its name from Prime Sun Power Inc. to 3Power Energy Group, Inc. and increased its authorized share capital to 300,000,000 shares. The Company plans to pursue a business model producing renewable generated electrical power and other alternative energies.

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

On May 13, 2011, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), the Company consummated a reverse merger (“Merger”) with Seawind Energy Limited (“Seawind Energy”), Seawind Services Limited (“Seawind Services”, and together with Seawind Energy, the “Seawind”) and the shareholders of Seawind Energy (the “Seawind Group Shareholders” and together with the Company, and the Seawind Companies, the “Parties”). The Seawind Companies were formed under the laws of the United Kingdom.

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

The transaction was accounted for as a recapitalization of Seawind pursuant to which Seawind was treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Seawind immediately following the consummation of the reverse merger. The accompanying consolidated financial statements give retroactive effect to the recapitalization.

In anticipation of the closing of the Stock Purchase Agreement, the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.

On July 4, 2011, the Seawind Energy Limited and Seawind Service Limited changed their name to 3Power Energy Limited and 3Power Project Service Limited, respectively.

Acquisition of Shala Energy sh p k:

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Shala Energy being an inactive Company and having no material assets and liabilities as of March 31, 2013.

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. As of March 31, 2013, the Company accrued $600,000 due to the facilitator for feasibility studies in process and recorded as expenses on the Company's consolidated balance sheet.

Liquidation/winding up of international subsidiaries:

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

The major classes of assets and liabilities of the subsidiary are as follows:

Current assets	$16,104
Current liabilities	$1,673,918

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company with assets and liabilities as below:

Current assets	$727
Current liabilities	$176,780

During the year ended March 31, 2013, the Company charged to operation £11,085 ($16,831) as loss on write-off of above assets of its international subsidiaries.

Recent Updates:

Mr. Umamaheswaran Balasubramaniam (“U Bala”) tendered his resignation as Chief Executive Officer of the Company and as a Member of the Board, which was accepted effective as of March 15, 2013.

Mr. James Wilson tendered his resignation as a Member of the Board, which was accepted effective as of March 15, 2013.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Mr. Sharif Rehman was appointed as Chief Executive Officer of the Company replacing U Bala in addition to the current position as Chief Financial Officer and Member of the Board as of effective March 15, 2013.

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

Concentrations of Credit Risk

The Company’s financial instruments that is exposed to a concentration of credit risk is cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the deposit insurance available. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring process. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectable accounts and, as a consequence, believes that its accounts receivable credit exposure beyond such allowance is limited

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

For the year ended March 31, 2013 and 2012, nil and one customer accounted for NA% and 100% of sales, respectively.

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

As of March 31, 2013, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Functional currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's functional currency is British pounds ("GBP"). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2013	March 31, 2012
Year-end GBP: USD exchange rate	$1.5184	$1.5987
Average Yearly GBP: USD exchange rate	$1.5805	$1.5963

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2013 and 2012, the Company has not recorded any unrecognized tax benefits.

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

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

Per share data:

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2013 and 2012.

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of March 31, 2013, the Company has a deficit of $15,639,210 applicable to controlling interest compared with deficit of $13,622,115 applicable to controlling interest for the year ended March 31, 2012, and has incurred significant operating losses and negative cash flows. For the year ended March 31, 2013, the Company sustained a net loss of $2,017,095 compared to a net loss of $10,286,413 for the year ended March 31, 2012. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.   In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 - NOTE PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at March 31, 2013) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. On November 14, 2012, the note holder filed a complaint in the District Court of Southern District of New York demanding payment. (See Note 12 below) The Note has not been paid by the Company.

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

NOTE 7 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of March 31, 2013 and 2012, 113,146,380 and 113,036,248 shares were issued and outstanding, respectively.

Effective March 30, 2011, the Company filed two amendments (the “Amendments”) to its Certificate of Incorporation with the Nevada Secretary of State. These Amendments shall (i) change the Company’s name to 3Power Energy Group, Inc.; and (ii) shall increase the Company’s authorized shares from One Hundred Million (100,000,000) Shares to Three Hundred Million (300,000,000) Shares.

In November 2011, the Company issued an aggregate of 7,404,665 shares of its common stock in exchange for pre-development services valued at $3,332,100 and charged to operations.

In November 2011, the Company issued an aggregate of 19,607,843shares of its common stock in exchange for services rendered valued at $1,000,000 and charged to operations.

In December 2011, the Company issued an aggregate of 500,000 shares of its common stock in exchange for services rendered valued at $250,000 and charged to operations.

In December 2011, the Company issued an aggregate of 5,408,840 shares of its common stock for expenses valued at $2,704,420 and charged to operations.

In May 2012, the Company issued 60,132 shares of its common stock in exchange for services rendered valued at $20,000 and charged to operations.

In March 2013, the Company issued 50,000 shares of its common stock to U Bala in exchange for accrued salaries fair valued at $0.057 per share. In connection with the settlement, the Company recognized a gain on settlement of accrual of $32,150 during the year ended March 31, 2013.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2013 and 2012, there were $1,430,366 and $401,925 advances outstanding, respectively. During the year ended March 31, 2012, the Company issued 4,148,840 shares of common stock to Falak Holding, LLC as per a settlement agreement, valued at $2,074,420.

During the year ended March 31, 2012, the Company issued 1,260,000 shares of Common stock to one Director as per settlement agreement, valued at $630,000.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

During the year Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson, charged management fees of approximately £Nil ($Nil) (2012 - £350,000 i.e. $558,705), insurance recharges of approximately £Nil ($Nil) (2012 - £36,000 i.e. $57,466), admin support recharges of approximately £Nil ($Nil) (2012 - £20,000 i.e. $31,926). As of March 31, 2013 and 2012 the Company owed approximately £117,918 ($179,047) and £117,865 ($188,431), respectively, to Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

During the year Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson, charged management fees of approximately £Nil ($Nil) (2012 - £210,000 i.e. $335,223). As of March 31, 2013 and 2012 the Company owed approximately £177,548 ($269,589) and £158,407 ($253,245), respectively to Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

During the year ended March 31, 2012 the company wrote off approximately £11,010 ($17,575) of the debt owed by Watercooled Limited a company based in the UK, is under the control of Mr. T P G Adams.

As of March 31, 2013 and 2012 the Company owed approximately £88,753 ($134,762) and £88,753 ($141,889), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson.

At March 31, 2013 and 2012, the company owed Mr. J R Wilson (Director) £1,144 ($1,737) and £1,144 ($1,829), respectively.

During the year ended March 31, 2013, the Company charged to operation $360,000 as salary to Board members of parent company.

During the year ended March 31, 2012, the Company paid $270,000 as salary to Board members.

During the year ended March 31, 2013, the Company charged to operation £184,248 ($290,725) as management charges to Board members of subsidiaries.

During the year ended March 31, 2013, the Company charged to operation £11,085 ($16,831) as loss on write-off of assets of its international subsidiaries.

NOTE 9 - LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	March 31, 2013	March 31, 2012
Net loss available for common shareholders	$(2,017,095)	$(10,286,413)
Basic net loss per share	$(0.02)	$(0.12)
Weighted average common shares outstanding-basic	113,091,018	87,660,401
Diluted net loss per share	$(0.02)	(0.12)
Weighted average common shares outstanding-diluted	113,091,018	87,660,401

The Company had no common stock equivalents as of March 31, 2013 and 2012.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 10 - INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the years ended March 31, 2013 and 2012, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $1,870,000 and $1,011,000 respectively, which expire beginning in 2032. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended March 31, 2013 and 2012, the Company had available for UK income tax purposes net operating loss carryovers of approximately $2,228,000 and $1,888,000, respectively, which can be carried forward indefinitely. The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	March 31,
	2013	2012
Federal:
Current	$-	$-
Deferred	434,000	867,000
	434,000	867,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(434,000)	(867,000)

Income tax provision (benefit)	$-	$-

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Following tax rates were used to calculate deferred taxes for the years ended March 31, 2013 and 2012:

For US Entity:
Statutory federal income tax rate	35.00%
State income taxes rate	8.84%

Effective tax rate	43.84%
For UK Entity:
Statutory federal income tax rate	24.00%

The Company has filed its tax returns through March 31, 2012.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE 11 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of March 31, 2013, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies are inactive as of March 31, 2013

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2013:

	American Seawind Energy LLC	Shala Energy sh pk
Net loss	$-	$(811,972)
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$(202,993)

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The following table summarizes the changes in Non-controlling Interest from April 1, 2011 through March 31, 2013:

	American Seawind Energy LLC	Shala Energy sh pk	Total
Balance, April 1, 2011	$608	$-	$608
Non-controlling interest portion of contributed capital	-	-	-
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2012	608	-	-
Net loss attributable to the non-controlling interest	-	(202,993)	(202,993)
Balance, March 31, 2013	$608	$(202,993)	$(202,385)

NOTE 12- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provides that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments have been made to Wuersch. The total outstanding balance as of March 31, 2013 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provides that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of our common stock as full satisfaction of our debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 are due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments have been paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000. The outstanding balance as of March 31, 2013 is $28,000.

First Durrant Settlement

On November 14, 2011, the Company entered into a Settlement Agreement (the “Durrant Agreement”) with Toby Durrant (“Durrant”). The Durrant Agreement provides that Durrant will accept cash payments of $70,000, payable in five equal installments, as full satisfaction of our debt obligations to Durrant of $70,000. The Durrant Agreement also provides that the Company shall issue Durrant 500,000 shares of our common stock for the total value of the seawind merger. The five cash payment installments of $14,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. The Company has issued 500,000 of its common stock valued at $250,000 charged to operations. The outstanding balance as of March 31, 2012 is $70,000. During May 2012, this was settled for $30,000, as per mutual agreement and Company recorded a gain on settlement of accrual of $40,000 during the year ended March 31, 2013.

Litigations

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 4 above). However, the Company’s contention is that the promissory note was satisfied by a third party, Rudana Investment Group AG.

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration. On June 5, 2013, CRG filed its statement of claim with the AAA in the International Center for Disputed Resolution division. The Company’s answer is due on or before July 8, 2013. The Company denies the allegations in the Complaint and claims it is without merit.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, July 15, 2013, the date the financial statements are available to be issued. As of July 15, 2013 there are no subsequent events.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of segregation of duties and a limited corporate governance structure.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective for the material weakness described above.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2013. Our Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the two years in the period ended March 31, 2013, included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the two years in the period ended March 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of July 10, 2013:

Name	Age	Position

Shariff Rahman(1)	63	Chief Executive Officer, Chief Financial Officer and Director

Dimitris Kazantzis (2)	52	Chief Engineering Officer and Director

Mohammed Falaknaz (3)	46	Chairman of Board of Directors

(1)	Effective as of October 19, 2011, Mr. Shariff Rahman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011. He has also been appointed as the Company’s Chief Executive Officer since the Company’s former Chief Executive Officer resigned on March 15, 2013.
(2)	Mr. Dimitris Kazantzis has been appointed as a member of the Company’s Board and as Chief Engineering Officer since May 13, 2011.
(5)	On October 19, 2011, Mr. Mohammed Falaknaz was appointed to the Board. Effective December 19, 2011, our Board of Directors appointed Mohammed Falaknaz as the Chairman of our Board of Directors.

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of July 10, 2013.

Sharif Rahman. Mr. Rahman is currently the CEO of the Falak Holding Group of companies, a Dubai based group involved in several diversified business sectors including as the initiator and a major shareholder of the $3.6 Billion Dubai sport city project - the world’s largest sports themed real estate project.

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

Mr. Rahman brings to the company valuable expertise as an entrepreneur and senior executive with a history of involvement in multi-billion dollar projects. He also brings a well-established network of relationships in the affluent communities of the Arabian Gulf region and India.

In addition to his long-standing work with the Falak Holding Group, he is also the Founder and managing partner of International Expo Consults, one of the Middle East’s leading exhibition and trade show organizers established in 1994, as well as Chairman and owner of a $25 million turnover business in India which he founded 20 years ago.  Mr. Rehman is also known as Shereef Mohammed Haneefa Rahuman.

The Company has determined that Mr. Rahman’s extensive business experience and his key relationships within the Middle East and India have provided him with the skills necessary to serve as an officer and director.

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

Compensation Committee

Compensation committee functions are performed by our entire Board. The Board does not have a charter or other formal policies regarding compensation.  The Company paid no compensation during the fiscal year ending March 31, 2013.  The Board anticipates adopting a charter or other formal policies regarding compensation following the Closing.

Board Meetings and Committees; Annual Meeting Attendance

The Board had five members between April 1, 2012 and March 15, 2103 and had three members after March 15, 2013 through March 31, 2012 .  The Company did not hold an annual meeting of the Company’s security holders during the fiscal year ending March 31, 2013.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year	Salary	Stock Awards	Total

Umamaheshwaran Balasubramaniam,	2013	$15,000	$2,850	$17,850
Former Chief Executive and Former Director (2)	2012	$90,000	$-	$90,000

Sharif Rahman,	2013	$180,000	$-	$180,000
Chief Executive Officer, Chief Financial Officer and Director (3)	2012	$90,000	$-	$90,000

(1) The table reflects each of the Company’s fiscal years ending March 31, 2013 and December 31, 2012.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2) Effective as of October 19, 2011, Mr. Umamaheshwaran Balasubramaniam (“Bala”) has been appointed as the Company’s Chief Executive Officer.  He has served as a member of the Company’s Board since September 12, 2011. On March 15, 2013, the board of directors (the “Board”) accepted the resignation of Bala as the Chief Executive Officer and Director of the Company.

(3) Effective as of October 19, 2011, Mr. Shariff Rahman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011. Mr. Sharif Rahman,has been appointed as Chief Executive Officer of the Company after our former Chief Executive Officer resigned on March 15, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Not Applicable	0	0	0	N/A	N/A

Compensation of Officers and Directors

Sharif Rahman, Chief Executive Officer, Chief Financial Officer and our director

The Board determined to remunerate our Chief Executive Officer and Chief Financial Officer for his services to the Company on a monthly sum of $15,000 and further reimburse all related expenses incurred by him. Mr. Sharif did not receive additional compensation in connection with being appointed as our Chief Executive Officer.

Dimitris Kazantzis, Director, Chief Engineering Officer

Mr. Dimitris Kazantzis has been appointed as a member of the Company’s Board and as Chief Engineering Officer since May 13, 2011.

Mohammed Falaknaz, Director, Chairman of the Board

No decisions have been made regarding Mr. Falaknaz’ compensation at this time.

Equity Incentive Plan

The Company does not currently have an equity compensation plan.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 10, 2013 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Five Percent Shareholders

Bank Julius Baer & Co. Ltd. (2) Bahnhofstrasse 36, P.O. Box, CH-8010 Zurich	8,129,147	7.815%

Ecoserve Limited Attention: Dr. Knut Unger, Director Trust Company Complex, Aieltake Road Aieltake Island, Majuro, Marshall Islands MH96960	20,000,000	17.693%

Executive Officers and Directors (3 persons)

Shariff Rahman	0%	0%

Dimitris Kazantis (4)	1,260,000	1.11%

The mailing address for each of the listed individual is c/o 3Power Energy Group Inc., P.O.Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

(1) Based on 113,146,380 shares of common stock issued and outstanding as of July 10, 2013.

(2) Holds as custodian for several indirect shareholders of the Company, as to which the Company has been advised that none of such indirect holders individually have greater than 4.9% ownership of shares of Common Stock and none of whom are subject to common control or group control over decision-making with respect to voting or disposition of such interests.

(4) Includes 1,260,000 shares of common stock held by Hellenic Technologies Ltd.

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

Advances from Former Officers and Stockholders

The Company’s stockholder Falak Holding Group has advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2013 and 2012, there were $1,430,366 and $401,925 advances outstanding, respectively.

Transaction Involving Falak Holding, LLC

During the year ended March 31, 2012, the Company issued 4,148,840 shares of common stock to our stockholder Falak Holding, LLC as per a settlement agreement, valued at $2,074,420.

Transaction Involving Hellenic Technologies Ltd.

During the year ended March 31, 2012, the Company issued 1,260,000 shares of Common stock to Hellecnic Technologies Ltd,, with which our director Mr. Dimitris Kazantzis is associated, as per settlement agreement, valued at $630,000.

Transaction Involving Former Director James Wilson

Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson, charged management fees of approximately £Nil ($Nil) (2012 - £210,000 i.e. $335,223). As of March 31, 2013 and 2012 the Company owed approximately £177,548 ($269,589) and £158,407 ($253,245), respectively to Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

During the year ended March 31, 2012 the company wrote off approximately £11,010 ($17,575) of the debt owed by Watercooled Limited a company based in the UK, is under the control of Mr. T P G Adams.

As of March 31, 2013 and 2012 the Company owed approximately £88,753 ($134,762) and £88,753 ($141,889),  respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson.

At March 31, 2013 and 2012, the company owed Mr. J R Wilson (Director) £1,144 ($1,737) and £1,144 ($1,829),  respectively.

Director Independence

None of the members of the Company’s Board may be deemed to be independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our registered public accountants for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2013 and 2012 totaled $71,430 and $47,000, respectively

Audit-Related Fees

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document, incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema, incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase, incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase, incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase, incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase, incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K, filed July 16, 2013.**

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP INC.

By:	/s/ Shariff Rahman
	Name:	Shariff Rahman
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Chief Accounting Officer)
	Date:	July 19, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shariff Rahman	Chief Executive Officer and Chief Financial Officer and	July 19, 2013
Shariff Rehman	Director (Principal Executive Officer, Principal Financial and Chief Accounting Officer)

/s/ Dimitris Kazantzis
Dimitris Kazantzis	Chief Engineering Officer and Director	July 19, 2013

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board	July 19, 2013

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Securities Purchase and Sale Agreement, dated January 9, 2008, between Rudana Investment Group AG and Viktoria Vynnyk, incorporated by reference to Exhibit 99.1 to Rudana Investment Group AG’s Schedule 13D, filed with the Securities and Exchange Commission on January 22, 2008.

Exhibit 10.2	Promissory Note issued by the Company to Rudana Investment Group AG, dated as of April 15, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.3	Director’s Agreement by and between the Company and Dr. Augustine Fou, dated as of May 10, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.4	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 10, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008.

Exhibit 10.5	Form of Promissory Note issued by the Company to Rudana Investment Group AG, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2008.

Exhibit 10.6	Chief Technology Officer Services Agreement by and between the Company and Cesare Boffa, dated as of September 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.7	Director’s Agreement by and between the Company and Cesare Boffa, dated as of October 6, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.

Exhibit 10.8	Employment Agreement, by and between the Company and Frank Juergens, dated as of January 13, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.9	Director’s Agreement, by and between the Company and Olivier de Vergnies, dated as of January 16, 2009, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.10	Director’s Agreement, by and between the Company and Bruno Colle, dated as of March 18, 2009, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.11	Director’s Agreement, by and between the Company and Roberto Gerbo, dated as of March 24, 2009, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit 10.12	Separation and Mutual Release Agreement, by and between the Company and Frank Juergens, dated as of June 19, 2009, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2009.

Exhibit 10.13	Management Services Agreement, dated as of April 1, 2009 by and between the Company and Prime Asset Finance, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.14	Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.15	Amendment No. 1 to Common Stock Purchase Warrant issued to Arimathea Limited, dated May 22, 2008, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 8, 2010.

Exhibit 10.16	Project San Paolo Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.17	Project San Paolo Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.18	Project Puglia Transfer Agreement, by and between the Company and Alternative Solutions World S.r.l, dated as of April 7, 2009, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.19	Project Puglia Advisory Agreement, by and between the Company and Marcus Hewland LLC, dated as of April 7, 2009, incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 8, 2010.*

Exhibit 10.20	Frame Agreement for PV- Plant Acquisitions, by and between GPR Global Power Resources Ltd. and the Company, dated as of November 18, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.21	Acquisition Agreement, dated as of March 2, 2010, by and between the Company and GPR Global Power Resources Ltd., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.22	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.23	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.24	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.25	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document, incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema, incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase, incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase, incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K, filed July 16, 2012, as amended on July 19, 2012.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase, incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K, filed July 16, 2013.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase, incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K, filed July 16, 2013.**

*	Portions of those exhibits marked with an asterisk have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

