Form 10-Q
period 2013-06-30
3Power Energy Group Inc.
filed 2013-08-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 9, 2013, 113,146,380 ordinary shares, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

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

PART I                   FINANCIAL INFORMATION

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$1,725
Prepaid and other current assets	15,420	15,420
Total current assets	17,145	17,145

Total assets	$17,145	$17,145

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,163,199	$6,083,176
Accrued interest	421,376	386,051
Note payable	639,059	639,059
Due to related parties	1,488,855	1,430,366
Total current liabilities	8,712,489	8,538,652

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 113,146,380 shares issued and outstanding as of June 30, 2013 and March 31, 2013	11,314	11,314
Additional paid in capital	7,306,067	7,306,067
Other comprehensive (loss) income	(192)	2,707
Accumulated deficit	(15,810,148)	(15,639,210)
Total deficit attributable to 3Power Energy Group, Inc.	(8,492,959)	(8,319,122)
Non-controlling interest	(202,385)	(202,385)
Total deficit	(8,695,344)	(8,521,507)

Total liabilities and deficit	$17,145	$17,145

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2013	2012
Operating expenses:
Selling, general and administrative	$135,614	$469,189
Total operating expenses	135,614	469,189

Loss from operations	(135,614)	(469,189)

Other income (expense):
Interest expense	(35,325)	(24,130)
Gain on settlement of accrual	-	40,000

Net loss before income taxes	(170,938)	(453,319)

Provision for income taxes	-	-

Net loss	(170,938)	(453,319)

Non-controlling interest	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(170,938)	$(453,319)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	113,146,380	113,060,036

Comprehensive loss:
Net loss	$(170,938)	$(453,319)
Foreign currency translation (loss) gain	(2,899)	39,048

Comprehensive loss:	(173,838)	(414,271)
Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(173,838)	$(414,271)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,938)	$(453,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	-	20,000
Gain on settlement accrual	-	(40,000)
Changes in operating assets and liabilities:
Prepaid and other current assets	-	(2,069)
Accounts payable and accrued expenses	77,124	181,249
Accrued interest	35,325	23,964
Net cash (used in) provided by operating activities:	(58,489)	(270,175)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party advances	58,489	231,051
Net cash provided by financing activities	58,489	231,051

Effect of foreign currency rate change on cash	-	39,048

Net decrease in cash and cash equivalents	-	(76)

Cash and cash equivalents-beginning of period	1,725	6,368
Cash and cash equivalents-end of period	$1,725	$6,292

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:	$-	$-

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

Shala Energy being an inactive Company and having no material assets and liabilities as of June 30, 2013.

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. During the year ended March 31, 2013, the Company accrued $600,000 due to the facilitator for feasibility studies in process and recorded as expenses. As of June 30, 2013 and March 31, 2013, the Company had $600,000 accrued fees for feasibility studies.

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

The major classes of liabilities of the subsidiary as of June 30, 2013 are as follows:

Current liabilities	$1,676,564

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of date this report. The Company had liabilities as of June 30, 2013 as below:

Current liabilities	$177,059

During the year ended March 31, 2013, the Company charged to operation £11,085 ($16,831) as loss on write-off of assets of its international subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2013, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 22, 2013.

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2013	March 31, 2013
Period-end GBP: USD exchange rate	$1.5208	$1.5184
Average Yearly GBP: USD exchange rate	$1.5356	$1.5805

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of June 30, 2013 and 2012.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2013 and March 31, 2013, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of June 30, 2013, the Company has a deficit of $15,810,148 applicable to controlling interest compared with deficit of $15,639,210 applicable to controlling interest as of March 31, 2013, and has incurred significant operating losses and negative cash flows. For the three months ended June 30, 2013, the Company sustained a net loss of $170,938 compared to a net loss of $453,319 for the three months ended June 30, 2012. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.

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

NOTE 4 - NOTE PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at June 30, 2013) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. On November 14, 2012, the note holder filed a complaint in the District Court of Southern District of New York demanding payment. (See Note 8 below) The Note has not been paid by the Company.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of June 30, 2013 and March 31, 2013, 113,146,380 shares were issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2013 and March 31, 2013, there were $1,488,855 and $1,430,366 advances outstanding, respectively.

As of June 30, 2013 and March 31, 2013 the Company owed approximately £117,918 ($179,330) and £117,918 ($179,047), respectively, to Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2013 and March 31, 2013 the Company owed approximately £177,548 ($270,015) and £177,548 ($269,589), respectively to Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2013 and March 31, 2013, the Company owed approximately £88,753 ($134,976) and £88,753 ($134,762), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson.

At June 30, 2013 and March 31, 2013, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,740) and £1,144 ($1,737), respectively.

During the three months ended June 30, 2013 and 2012, the Company charged to operation $90,000 and $135,000 as salary to Board members, respectively.

NOTE 7 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of June 30, 2013, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies are inactive as of June 30, 2013

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2013:

	American Seawind Energy LLC	Shala Energy sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2012:

	American Seawind Energy LLC	Shala Energy sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2012 through June 30, 2013:

	American Seawind Energy LLC	Shala Energy sh pk	Total
Balance, April 1, 2012	$608	$-	$608
Net loss attributable to the non-controlling interest	-	(202,993)	(202,993)
Balance, March 31, 2013	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, June 30, 2013	$608	$(202,993)	$(202,385)

NOTE 8- COMMITMENTS AND CONTINGENCIES

Litigations

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 4 above). However, the Company’s contention is that the promissory note was satisfied by a third party, Rudana Investment Group AG.

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration. On June 5, 2013, CRG filed its statement of claim with the AAA in the International Center for Disputed Resolution division. The Company’s answer is due on or before July 8, 2013. The Company denies the allegations in the Complaint and claims it is without merit. As of the date of filing of this report, there has been no change in status of this litigation,

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, August 14, 2013, the date the financial statements are available to be issued. As of August 14, 2013 there are no subsequent events.

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

Overview

We were formed on December 18, 2002 as a Nevada “C” Corporation as ATM Financial Corp.  On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter of the year ended December 31, 2008, we began considering a new business model involving solar power and other renewable energies.  On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.”  On April 15, 2008, we changed our stock symbol from “AFIC” to “PSPW.” On March 30, 2011, we changed our name to 3Power Energy Group, Inc.

The Business

The principle business of Company is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies. The core approach of the Company’s business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government-backed financial support for the development of renewable energy.  The strategic plan of the Company is to develop power plants and sell electricity in mature and emerging international energy markets at secure rates with the highest potential margins for return on investment.

The Company’s focus is in the Balkan Countries (Turkey, Albania, Bulgaria, Romania and Italy). The Company also has plans to expand into the US market.

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

Current Focus and Plan of Operation

We currently have only one project, a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

Albania Hydro Power Concession

On August 10, 2012, we closed the acquisition of 75% of the equity of Shala Energy sh.p.k (“Shala Energy”). Shala Energy possesses the concession right in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania.

In connection with the acquisition of Shala, the Company is obligated to pay an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. The Company has not made such payment yet. As of June 30, 2013, the Company has accrued $600,000 due to the facilitator for feasibility studies in process.

After closing and through March 2013, the Company refined and updated its feasibility study initially completed in 2009. Starting February 2013, the Company has commenced the preliminary project design. The Company engaged a consortium of Indian industrial companies with leading expertise globally in hydro power projects engineering, financing, construction and operation. The consortium undertook to cover the cost of the development work and produce the bankable study in cooperation and with 3power control. The consortium is getting in return the exclusive first right on the project construction as a general contractor.  The power plant’s total construction cost is estimated to be USD 250M.  The Company is now seeking capital to fund the project. As of June 30, 2013, Shala Energy is an inactive company and has no material assets and liabilities.

Recent Development

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

3Power Energy (formerly known as Seawind Energy) Dissolution

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy (formerly known as Seawind Energy), a wholly owned subsidiary of the Company. Such Strike off application has yet to be approved as of this report.

Results of Operations For The Three Months Ended June 30, 2013 And 2012

We have revenues from operations in the amount of $Nil for the three months ended June 30, 2013 and 2012.

We incurred operating expenses of $135,614 for the three months ended June 30, 2013 compared to $469,189 for the three months ended June 30, 2012. This decrease was mostly attributable to reductions in staffing and operating costs in the current period as compared to the same period prior year. The only expenses incurred in the current period were in connection with finalizing projects for execution.

Our interest expense was $35,325 for the three months ended June 30, 2013 as compared to $24,130 for the same period last year. The increase of $11,195 or 46% is due primarily to compounding of interest associated with note obligations.

During the three months ended June 30, 2012, we realized a gain on settlement of an outstanding accrual of $40,000 compared to $Nil for the same period, current year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of June 30, 2013 was $1,725 compared to the total cash and cash equivalents of $1,725 as of March 31, 2013.

As of June 30, 2013, our total assets were $17,145 compared to total assets $17,145 as of March 31, 2013 and the total current liabilities were $8,712,489 as of June 30, 2013 compared to $8,538,652 as of March 31, 2013. The increase in current liabilities was primarily due to increase in accounts payable, accrued expense and accrued interest of $115,348 and the amount due to related parties of $58,489.

Net cash used in operating activities was $58,489 for the three months ended June 30, 2013 compared to net cash used in operating activities of $270,175 for the three months ended June 30, 2012. The negative cash flow from operating activities consists of $170,938 net loss, net with increase in accounts payable and accrued expenses of $77,124 and increase in accrued interest of $35,325.

Net cash used in investing activities was $Nil for the three months ended June 30, 2013 and 2012.

Net cash provided by financing activities was $58,489 for the three months ended June 30, 2013 compared to net cash provided by financing activities of $231,051 for the three months ended June 30, 2012. The decrease in cash provided by financing activities was due to a decline in loans being issued by shareholders and related parties.

Our pre-operational activities to date have consumed substantial amounts of cash. Our negative cash flow from operations is expected to continue and accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

We will need to raise additional capital to implement our business plan and continue operations for any length of time. We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations. We cannot guarantee that we will be successful in raising additional cash resources for our operations.

The independent registered public accounting firm’s report on our March 31, 2013 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at June 30, 2013 and March 31, 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2013 and 2012 related to losses incurred during such periods.

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

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective for the material weakness as a result of a lack of adequate personnel and adequate segregation of duties.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in the sections entitled “3Power Project Services Limited Liquidation” and “3Power Energy Limited” under Recent Developments of Item 2 above and as set forth below, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

CRG Finance

The Company issued a senior promissory note to CRG Finance AG (“CRG Finance”) in the amount of 470,000 Euros ($639,059) as on March 2, 2010. The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

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

The CRG Finance Loan shows as note payable on the Company’s unaudited condensed consolidated balance sheet for the quarter ended June 30, 2013. As of June 30, 2013, the interest due under such note was $338,254.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The information regarding CRG Finance contained under Item 1 of Part II above is incorporated herein by reference in response to this item.

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

3POWER ENERGY GROUP INC.

Dated: August 14, 2013	By:	/s/ Sharif Rahman
		Name:	Shariff Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

