Form 10-Q
period 2013-09-30
3Power Energy Group Inc.
filed 2013-11-19
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 19, 2013, 147,434,986 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” . Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A under the Company’s Annual Report on Form 10-K and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to 3Power Energy Group Inc. and its subsidiaries.

PART I                   FINANCIAL INFORMATION

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$1,725
Prepaid and other current assets	6,872	15,420
Total current assets	8,597	17,145

Total assets	$8,597	$17,145

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,140,641	$6,083,176
Accrued interest	458,025	386,051
Notes payable	818,188	639,059
Due to related parties	276,879	1,430,366
Total current liabilities	7,693,732	8,538,652

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 147,434,986 and 113,146,380 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	14,743	11,314
Additional paid in capital	8,674,182	7,306,067
Other comprehensive income (loss)	(112,788)	2,707
Accumulated deficit	(16,058,887)	(15,639,210)
Total deficit attributable to 3Power Energy Group, Inc.	(7,482,750)	(8,319,122)
Non-controlling interest	(202,385)	(202,385)
Total deficit	(7,685,135)	(8,521,507)

Total liabilities and deficit	$8,597	$17,145

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Operating expenses:
Selling, general and administrative	$212,089	$410,690	$347,703	$879,879
Total operating expenses	212,089	410,690	347,703	879,879

Loss from operations	(212,089)	(410,690)	(347,703)	(879,879)

Other income (expense):
Interest expense	(36,648)	(39,753)	(71,973)	(63,883)
Gain on settlement of accrual	-	-	-	40,000

Net loss before income taxes	(248,737)	(450,443)	(419,676)	(903,762)

Provision for income taxes	-	-	-	-

Net loss	(248,737)	(450,443)	(419,676)	(903,762)

Non-controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(248,737)	$(450,443)	$(419,676)	$(903,762)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	130,290,683	113,096,380	121,765,374	113,078,308

Comprehensive loss:
Net loss	$(248,737)	$(450,443)	$(419,676)	$(903,762)
Foreign currency translation gain (loss)	(112,596)	(64,072)	(115,495)	(25,024)

Comprehensive loss:	(361,334)	(514,515)	(535,172)	(928,786)
Comprehensive loss attributable to non-controlling interest	-	-	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(361,334)	$(514,515)	$(535,172)	$(928,786)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(419,677)	$(903,762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services rendered	-	20,000
Gain on settlement accrual	-	(40,000)
Changes in operating assets and liabilities:
Accounts receivable, other		2,151
Prepaid and other current assets	8,548	4,946
Other asset		(600,000)
Accounts payable and accrued expenses	254,167	1,156,137
Accrued interest	71,974	63,551
Net cash used in operating activities:	(84,988)	(296,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Shala Energy	-	(211,972)
Net cash used in investing activities	-	(211,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments to) from related party advances	84,988	534,041
Net cash provided by financing activities	84,988	534,041

Effect of foreign currency rate change on cash	-	68

Net increase in cash and cash equivalents	-	68

Cash and cash equivalents-beginning of period	1,725	6,368
Cash and cash equivalents-end of period	$1,725	$6,436

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Note payable issued in settlement of accounts payable	$179,129	$-
Common stock issued in settlement of dues to related party	$1,371,544	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Acquisition of Shala Energy sh p k:

On June 5, 2012, the Company and Shala Energy sh.p.k ("Shala") executed a master acquisition agreement (the “Acquisition Agreement”) where Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisition”), the closing of the acquisition is subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of the then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in the amount of 7,230,315 Euro (the “Required Insurance Bond Premium”).

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

On August 10, 2012, after the conclusion of the due diligence efforts, the Company made the first year payment of required Insurance Bond Premium in the amount of 164,851 Euro ($211,972), and as such the Acquisition closed. The acquisition resulted in the Company acquiring 75% of the interest in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania.  The Shala River Project finalization is in process with the Ministry of Albania.

Shala Energy is an inactive Company and has no material assets and liabilities as of September 30, 2013.

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. During the year ended March 31, 2013, the Company accrued $600,000 due to the facilitator fees for feasibility studies in process and recorded as expenses. As of September 30, 2013 and March 31, 2013, the Company had $600,000 in accrued fees for feasibility studies.

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

The major classes of liabilities of the subsidiary as of September 30, 2013 are as follows:

Current liabilities	$1,778,869

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. The Company had liabilities as of September 30, 2013 as below:

Current liabilities	$187,863

During the year ended March 31, 2013, the Company charged to operations £11,085 ($16,831) as loss on write-off of assets of its international subsidiaries.

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

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 22, 2013.

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

SEPTEMBER 30, 2013

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2013	March 31, 2013
Period-end GBP: USD exchange rate	$1.6136	$1.5184
Average Half-Yearly GBP: USD exchange rate	$1.5499	$1.5805

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of September 30, 2013 and 2012.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2013 and March 31, 2013, the Company has not recorded any unrecognized tax benefits.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of September 30, 2013, the Company has a deficit of $16,058,887 applicable to controlling interest compared with a deficit of $15,639,210 applicable to controlling interest as of March 31, 2013, and has incurred significant operating losses and negative cash flows. For the six months ended September 30, 2013, the Company sustained a net loss of $419,676 compared to a net loss of $903,762 for the six months ended September 30, 2012. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.

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

In the event the Company is not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and its ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,039 at September 30, 2013) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. On November 14, 2012, the note holder filed a complaint in the District Court of Southern District of New York demanding payment. (See Note 8 below) The Note has not been paid by the Company.

During the six months ended September 30, 2013, the Company executed a promissory note for $179,129 for services previously rendered. The note is payable on demand, non-interest bearing and unsecured.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of September 30, 2013 and March 31, 2013, 147,434,986 and 113,146,380 shares were issued and outstanding, respectively.

On August 15, 2013, the Company issued an aggregate of 34,288,606 shares in settlement of outstanding related party advances of $1,371,544.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2013 and March 31, 2013, there were $276,879 and $1,430,366 advances outstanding, respectively (See Note 5 above).

As of September 30, 2013 and March 31, 2013 the Company owed approximately £117,918 ($190,272) and £117,918 ($179,047), respectively, to Seawind Marine Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

As of September 30, 2013 and March 31, 2013 the Company owed approximately £177,548 ($286,491) and £177,548 ($269,589), respectively to Seawind International Limited, a company controlled by the directors, Mr. T P G Adams and Mr. J R Wilson.

As of September 30, 2013 and March 31, 2013, the Company owed approximately £88,753 ($143,212) and £88,753 ($134,762), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson.

At September 30, 2013 and March 31, 2013, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,846) and £1,144 ($1,737), respectively.

During the three and six months ended September 30, 2013, the Company charged to operation $45,000 and $90,000, respectively, and $135,000 and $270,000 for the three months and six months ended September 30, 2012, respectively, as salary to Board members.

NOTE 7 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of September 30, 2013, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies are inactive as of September 30, 2013.

A reconciliation of the non-controlling loss attributable to the Company:

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and six months ended September 30, 2013:

	American Seawind Energy LLC	Shala Energy sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and six months ended September 30, 2012:

	American Seawind Energy LLC	Shala Energy sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2012 through September 30, 2013:

	American Seawind Energy LLC	Shala Energy sh pk	Total
Balance, April 1, 2012	$608	$-	$608
Net loss attributable to the non-controlling interest	-	(202,993)	(202,993)
Balance, March 31, 2013	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, September 30, 2013	$608	$(202,993)	$(202,385)

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

3POWER ENERGY GROUP, INC.

NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, November 14, 2013, the date the financial statements are available to be issued. As of November 14, 2013 there are no subsequent events.

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

The Business

The principal business of the Company is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies. The core approach of the Company’s business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government-backed financial support for the development of renewable energy.  The strategic plan of the Company is to develop power plants and sell electricity in mature and emerging international energy markets at secure rates with the highest potential margins for return on investment.

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

In connection with the acquisition of Shala, the Company is obligated to pay an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock. The Company has not made such payment yet. As of September 30, 2013, the Company has accrued $600,000 due to the facilitator for feasibility studies in process.

After closing and through March 2013, the Company refined and updated its feasibility study initially completed in 2009. Starting February 2013, the Company has commenced the preliminary project design. The Company engaged a consortium of Indian industrial companies with leading expertise globally in hydro power projects engineering, financing, construction and operation. The consortium undertook to cover the cost of the development work and produce the bankable study in cooperation and with 3power control. The consortium is getting in return the exclusive first right on the project construction as a general contractor.  The power plant’s total construction cost is estimated to be USD 250M.  The Company is now seeking capital to fund the project. As of September 30, 2013, Shala Energy is an inactive company and has no material assets and liabilities.

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

Results of Operations For The Three Months Ended September 30, 2013 And 2012

We have revenues from operations in the amount of $Nil for the three months ended September 30, 2013 and 2012.

We incurred operating expenses of $212,089 for the three months ended September 30, 2013 compared to $410,690 for the three months ended September 30, 2012. This decrease was mostly attributable to reductions in staffing and operating costs in the current period as compared to the same period last year. The only expenses incurred in the current period were in connection with finalizing projects for execution.

Our interest expense was $36,648 for the three months ended September 30, 2013 as compared to $39,753 for the same period last year. The decrease of $3,105 or 8% is due primarily to reduction in debt as compared to the same time, last year.

Results of Operations For The Six Months Ended September 30, 2013 And 2012

We have revenues from operations in the amount of $Nil for the six months ended September 30, 2013 and 2012.

We incurred operating expenses of $347,703 for the six months ended September 30, 2013 compared to $879,879 for the six months ended September 30, 2012. This decrease was mostly attributable to reductions in staffing and operating costs in the current period as compared to the same period last year. The only expenses incurred in the current period were in connection with finalizing projects for execution.

Our interest expense was $71,973 for the six months ended September 30, 2013 as compared to $63,883 for the same period last year. The increase of $8,090 or 13% is due primarily to compounding of interest associated with note obligations.

During the six months ended September 30, 2012, we realized a gain on settlement of an outstanding accrual of $40,000 compared to $Nil for the same period, current year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of September 30, 2013 was $1,725 compared to the total cash and cash equivalents of $1,725 as of March 31, 2013.

As of September 30, 2013, our total assets were $8,597 compared to total assets $17,145 as of March 31, 2013 and the total current liabilities were $7,693,732 as of September 30, 2013 compared to $8,538,652 as of March 31, 2013. The decrease in current liabilities was primarily due to issuance of our common stock in settlement of $1,371,544 related party advances, net with an increase in accounts payable, accrued expense, accrued interest and notes payable of $308,567.

Net cash used in operating activities was $84,988 for the six months ended September 30, 2013 compared to net cash used in operating activities of $296,977 for the six months ended September 30, 2012. The negative cash flow from operating activities consists of $419,677 net loss, with a decrease in prepaid and other assets of $8,548, increase in accounts payable and accrued expenses of $254,167 and increase in accrued interest of $71,974.

Net cash used in investing activities was $Nil for the six months ended September 30, 2013 and $211,972 for the six months ended September 30, 2012. Cash used in 2012 was comprised of investment in Shala Energy.

Net cash provided by financing activities was $84,988 for the six months ended September 30, 2013 compared to net cash provided by financing activities of $534,041 for the six months ended September 30, 2012. The decrease in cash provided by financing activities was due to a decline in loans being issued by shareholders and related parties.

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

The independent registered public accounting firm’s report on our March 31, 2013 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2013 and March 31, 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the six months ended September 30, 2013 and 2012 related to losses incurred during such periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective for the material weakness as a result of a lack of adequate personnel and adequate segregation of duties.

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

The CRG Finance Loan shows as a note payable on the Company’s unaudited condensed consolidated balance sheet for the quarter ended September 30, 2013. As of September 30, 2013, the interest due under such note was $374,902.

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

3POWER ENERGY GROUP INC.

Dated: November 19, 2013	By:	/s/ Sharif Rahman
		Name:	Shariff Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

