Form 10-Q
period 2013-12-31
3Power Energy Group Inc.
filed 2014-02-14
CIK 1221554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

3Power Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-103647	98-0393197
(State or other jurisdiction of incorporation or	(Commission File Number)	(I.R.S. Employee Identification No.)
organization)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of February 14, 2014, 162,434,986 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
December 31, 2013

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

PART I                   FINANCIAL INFORMATION

Item 1.   Financial Statements.

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$1,725
Prepaid and other current assets	7,736	15,420
Total current assets	9,461	17,145

Total assets	$9,461	$17,145

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,555,714	$6,083,176
Accrued interest	496,048	386,051
Notes payable, including $179,129 and $0 related party as of December 31, 2013 and March 31, 2013, respectively	818,188	639,059
Due to related parties	611,863	1,430,366
Total current liabilities	7,481,813	8,538,652

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 162,434,986 and 113,146,380 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	16,243	11,314
Additional paid in capital	9,272,682	7,306,067
Other comprehensive income (loss)	(155,692)	2,707
Accumulated deficit	(16,403,200)	(15,639,210)
Total deficit attributable to 3Power Energy Group, Inc.	(7,269,967)	(8,319,122)
Non-controlling interest	(202,385)	(202,385)
Total deficit	(7,472,352)	(8,521,507)

Total liabilities and deficit	$9,461	$17,145

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Operating expenses:
Selling, general and administrative	$306,290	$327,585	$653,993	$1,207,464
Loss on write-off of assets of international subsidiaries	-	17,917	-	17,917
Total operating expenses	306,290	345,502	653,993	1,225,381

Loss from operations	(306,290)	(345,502)	(653,993)	(1,225,381)

Other income (expense):
Interest expense	(38,024)	(33,740)	(109,997)	(97,623)
Gain on settlement of accrual	-	-	-	40,000

Net loss before income taxes	(344,314)	(379,242)	(763,990)	(1,283,004)

Provision for income taxes	-	-	-	-

Net loss	(344,314)	(379,242)	(763,990)	(1,283,004)

Non-controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(344,314)	$(379,242)	$(763,990)	$(1,283,004)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	153,057,812	113,096,380	132,234,117	113,084,354

Comprehensive loss:
Net loss	$(344,314)	$(379,242)	$(763,990)	$(1,283,004)
Foreign currency translation gain (loss)	(42,904)	-	(158,399)	(25,024)

Comprehensive loss:	(387,218)	(379,242)	(922,389)	(1,308,028)
Comprehensive loss attributable to non-controlling interest	-	-	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(387,218)	$(379,242)	$(922,389)	$(1,308,028)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(763,990)	$(1,283,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	-	20,000
Gain on settlement accrual	-	(40,000)
Loss on write-off of assets of international subsidiary	-	17,917
Changes in operating assets and liabilities:
Accounts receivable, other	-	2,151
Prepaid and other current assets	7,684	9,508
Accounts payable and accrued expenses	251,667	591,021
Accrued interest	109,997	97,125
Net cash used in operating activities:	(394,642)	(585,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Shala Energy	-	(211,972)
Net cash used in investing activities	-	(211,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party advances	394,642	817,635
Net cash provided by financing activities	394,642	817,635

Effect of foreign currency rate change on cash	-	(25,024)

Net decrease in cash and cash equivalents	-	(4,643)

Cash and cash equivalents-beginning of period	1,725	6,368
Cash and cash equivalents-end of period	$1,725	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of accounts payable	$600,000	$-
Common stock issued in settlement of related party advances	$1,371,544	$-
Note payable issued in settlement of accounts payable	$179,129	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.
NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND BUSINESS

3Power Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 under the name ATM Financial Corp. On April 1, 2008, the Company changed its name from ATM Financial Corp. to Prime Sun Power Inc.  On March 30, 2011, the Company changed its name from Prime Sun Power Inc. to 3Power Energy Group, Inc. and increased its authorized share capital to 300,000,000 shares. The Company plans to pursue a business model producing renewable generated electrical power and other alternative energies.

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

In connection with the Merger, the Company issued 40,000,000 restricted shares of the Company’s common stock to the Seawind Group Shareholders (such acquisition is referred to herein as the “Seawind Acquisition”). Seawind was the surviving entity.

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

Acquisition of Shala Energy sh .p .k:

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
DECEMBER 31, 2013

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

Shala is an inactive Company and has no material assets and liabilities as of December 31, 2013.

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock to Capital Trust Holding AG, as advisor for the Shala acquisition transaction. During the year ended March 31, 2013, the Company accrued $600,000 due to the facilitator fees for feasibility studies in process and recorded as expenses. In December 2013, the Company issued to Capital Trust Holding AG and its affiliates, 15,000,000 shares of its common stock, valued at $0.04 per share in settlement of the facilitator fees for feasibility studies.

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

The major classes of liabilities of 3Power Project Services Limited as of December 31, 2013 are as follows:

Current liabilities	$1,817,674

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of December 31, 2013 as below:

Current liabilities	$191,962

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

3POWER ENERGY GROUP, INC.
NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of results that may be expected for the year ending March 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 22, 2013.

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
DECEMBER 31, 2013

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31	March 31,
	2013	2013
Period-end GBP: USD exchange rate	$1.6488	$1.5184
Average Nine Month GBP: USD exchange rate	$1.5679	$1.5805

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of December 31, 2013 and 2012.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2013 and March 31, 2013, the Company has not recorded any unrecognized tax benefits.

3POWER ENERGY GROUP, INC.
NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of December 31, 2013, the Company has a deficit of $16,403,200 applicable to controlling interest compared with a deficit of $15,639,210 applicable to controlling interest as of March 31, 2013, and has incurred significant operating losses and negative cash flows. For the nine months ended December 31, 2013, the Company sustained a net loss of $763,990 compared to a net loss of $1,283,004 for the nine months ended December 31, 2012. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.

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

3POWER ENERGY GROUP, INC.
NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 4 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at December 31, 2013) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. On November 14, 2012, the note holder filed a complaint in the District Court of Southern District of New York demanding payment. (See Note 8 below) The Note has not been paid by the Company. As of December 31, 2013, accrued interest on this note was $412,926.

During the nine months ended December 31, 2013, the Company executed a promissory note for $179,129 to a significant shareholder for services previously rendered. The note is payable on demand, non-interest bearing and unsecured.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of December 31, 2013 and March 31, 2013, 162,434,986 and 113,146,380 shares were issued and outstanding, respectively.

On August 15, 2013, the Company issued an aggregate of 34,288,606 shares in settlement of outstanding related party advances of $1,371,544.

In December 2013, the Company issued an aggregate of 15,000,000 shares valued at $0.04 per share in settlement of outstanding facilitator fees dues of $600,000 (Note 1).

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2013 and March 31, 2013, there were $611,863 and $1,430,366 advances outstanding, respectively (See Note 5 above).

As of December 31, 2013 and March 31, 2013 the Company owed approximately £117,918 ($194,423) and £117,918 ($179,047), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of December 31, 2013 and March 31, 2013 the Company owed approximately £177,548 ($292,741) and £177,548 ($269,589), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of December 31, 2013 and March 31, 2013, the Company owed approximately £88,753 ($146,336) and £88,753 ($134,762), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

At December 31, 2013 and March 31, 2013, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,886) and £1,144 ($1,737), respectively.

During the three and nine months ended December 31, 2013, the Company charged to operation $45,000 and $135,000, respectively, and $135,000 and $405,000 for the three months and nine months ended December 31, 2012, respectively, as salary to Board members.

During the three and nine months ended December 31, 2013, the Company charged to operation $45,000 and $90,000, respectively, and $45,000 and $90,000 for the three months and nine months ended December 31, 2012, respectively, as consulting fees to a significant shareholder for services provided.

NOTE 7 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of December 31, 2013, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies were inactive as of December 31, 2013.

3POWER ENERGY GROUP, INC.
NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and nine months ended December 31, 2013:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and nine months ended December 31, 2012:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2012 through December 31, 2013:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2012	$608	$-	$608
Net loss attributable to the non-controlling interest	-	(202,993)	(202,993)
Balance, March 31, 2013	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, December 31, 2013	$608	$(202,993)	$(202,385)

NOTE 8- COMMITMENTS AND CONTINGENCIES

Litigations

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 4 above). However, the Company’s contention is that the promissory note was satisfied by a third party, Rudana Investment Group AG.

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration. On June 5, 2013, CRG filed its statement of claim with the AAA in the International Center for Disputed Resolution division. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in the complaint and claims it is without merit. The matter has been set for an evidentiary hearing at which time the arbitrator shall rule on CRG’s claims.

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

3POWER ENERGY GROUP, INC.
NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, February 14, 2014, the date the financial statements are available to be issued. As of February 14, 2014 there are no subsequent events.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this  Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We were formed on December 18, 2002 in the State of Nevada under the name ATM Financial Corp. On November 10, 2006, our President and Chief Executive officer resigned to pursue other interests. We suspended all prior business plans as of that date. During the first quarter of the year ended December 31, 2008, we began considering a new business model involving solar power and other renewable energies. On April 1, 2008, we changed our name from “ATM Financial Corp.” to “Prime Sun Power Inc.” On April 15, 2008, we changed our stock symbol from “AFIC” to “PSPW.” On March 30, 2011, we changed our name to 3Power Energy Group, Inc.

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

Albania Hydro Power Concession

On August 10, 2012, we completed the acquisition of 75% of the equity of Shala Energy sh.p.k (“Shala Energy”). Shala Energy possesses the concession right in a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania.

In connection with the acquisition of Shala Energy, the Company is obligated to pay an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock to Capital Trust Holding AG, as advisor for the Shala Energy acquisition transaction. The Company has not made such payment yet. In December 2013, the Company issued to Capital Trust Holding AG and its affiliates, an aggregate of 15,000,000 shares, valued at $0.04 per share for accrued $600,000 due to the facilitator for feasibility studies in process.

After closing and through March 2013, the Company refined and updated its feasibility study initially completed in 2009. Starting February 2013, the Company has commenced the preliminary project design. The Company engaged a consortium of Indian industrial companies with leading expertise globally in hydro power projects engineering, financing, construction and operation. The consortium undertook to cover the cost of the development work and produce the bankable study in cooperation and with 3power control. The consortium is getting in return the exclusive first right on the project construction as a general contractor. The power plant’s total construction cost is estimated to be USD 250 million. The Company is now seeking capital to fund the project. As of the date hereof, Shala Energy is an inactive company and has no material assets and liabilities.

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

Results of Operations For The Three Months Ended December 31, 2013 And 2012

We had revenues from operations in the amount of $Nil for the three months ended December 31, 2013 and 2012.

We incurred operating expenses of $306,290 for the three months ended December 31, 2013 compared to $345,502 for the three months ended December 31, 2012. This decrease was primarily attributable to reductions in staffing and decreased in operating costs. During the three months ended December 31, 2012, we incurred $17,917 on write-off of assets in a closed international subsidiary. The only expenses incurred in the current period were in connection with finalizing projects for execution.

Our interest expense was $38,024 for the three months ended December 31, 2013 as compared to $33,740 for the same period in 2012. The increase of $4,284 or 13% was due primarily to compounding of interest associated with note obligations.

Results of Operations For The Nine Months Ended December 31, 2013 And 2012

We had revenues from operations in the amount of $Nil for the nine months ended December 31, 2013 and 2012.

We incurred operating expenses of $653,993 for the nine months ended December 31, 2013 compared to $1,225,381 for the nine months ended December 31, 2012. This decrease was mostly attributable to reductions in staffing and decreased in operating costs. During the nine months ended December 31, 2012, we incurred $17,917 on write-off of assets in a closed international subsidiary. The only expenses incurred in the current period were in connection with finalizing projects for execution.

Our interest expense was $109,997 for the nine months ended December 31, 2013 as compared to $97,623 for the same period in 2012. The increase of $12,374 or 11% was due primarily to compounding of interest associated with note obligations.

During the nine months ended December 31, 2012, we realized a gain on settlement of an outstanding accrual of $40,000 compared to $Nil for the same period in 2013.

Liquidity and Capital Resources

Our total cash and cash equivalents as of December 31, 2013 was $1,725 compared to the total cash and cash equivalents of $1,725 as of March 31, 2013.

As of December 31, 2013, our total assets were $9,461 compared to total assets $17,145 as of March 31, 2013 and the total current liabilities were $7,481,813 as of December 31, 2013 compared to $8,538,652 as of March 31, 2013. The decrease in current liabilities was primarily due to issuance of our common stock in settlement of $1,371,544 related party advances and $600,000 facilitator fees, net with an increase in other accounts payable, accrued expense, accrued interest and notes payable of $361,664.

Net cash used in operating activities was $394,642 for the nine months ended December 31, 2013 compared to net cash used in operating activities of $585,282 for the nine months ended December 31, 2012. The negative cash flow from operating activities consists of $763,990 net loss, with a decrease in prepaid and other assets of $7,684, increase in accounts payable and accrued expenses of $251,667 and in accrued interest of $109,997.

Net cash used in investing activities was $Nil for the nine months ended December 31, 2013 and $211,972 for the nine months ended December 31, 2012. Cash used in 2012 was comprised of investment in Shala Energy.

Net cash provided by financing activities was $394,642 for the nine months ended December 31, 2013 compared to net cash provided by financing activities of $817,635 for the nine months ended December 31, 2012. The decrease in cash provided by financing activities was due to a decline in loans being issued by shareholders and related parties.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2013 and March 31, 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the nine months ended December 31, 2013 and 2012 related to losses incurred during such periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective for the material weakness as a result of a lack of adequate personnel and adequate segregation of duties.

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

PART II: OTHER INFORMATION

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

On January 17, 2013, the Company filed a motion to compel arbitration, and on May 23, 2013 the Court granted the Company’s Motion to Compel and ordered that CRG Finance file its claims as an AAA arbitration. On June 5, 2013, CRG Finance filed its statement of claim with the AAA in the International Center for Disputed Resolution (ICDR) division. CRG Finance’s statement of claim mirrors its complaint in the District Court Action. The parties and the ICDR case administrator have conducted an initial conference regarding administrative matters. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in CRG Finance’s statement of claim. The matter has been set for an evidentiary hearing at which time the arbitrator shall rule on CRG’s claims.

The CRG Finance Loan shows as a note payable on the Company’s unaudited condensed consolidated balance sheet for the quarter ended December 31, 2013. As of December 31, 2013, the interest due under such note was $412,926.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

In December 2013, the Company issued to Capital Trust Holding AG and its affiliates 15,000,000 shares of its common stock valued at $0.04 per share in settlement of the facilitator fees for feasibility studies in connection with the acquisition of Shala Energy. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

The information regarding CRG Finance contained under Item 1 of Part II above is incorporated herein by reference in response to this item.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
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

3POWER ENERGY GROUP INC.

Dated: February 14, 2014	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

