Form 10-K
period 2014-03-31
3Power Energy Group Inc.
filed 2014-07-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number:   333-103647

3Power Energy Group, Inc

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 223,892,947 shares of Common Stock, par value $.0001, outstanding as of July 8, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Reverse Merger

On May 13, 2011 the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Seawind Energy Limited (“Seawind Energy”) and its subsidiary Seawind Services Limited (“Seawind services”), pursuant to which the Company acquired 100% of the issued and outstanding common stock of Seawind Energy, in exchange for the issuance of 40,000,000 restricted shares of the Company’s common stock (such transaction as “Seawind Acquisition”).  The acquisition was accounted for as a reverse merger and, accordingly, the Company is the legal survivor and Seawind Energy is the accounting survivor.

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

The Company address is PO Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

Acquisition of Shala Energy sh .p .k:

On June 5, 2012, the Company and Shala Energy sh.p.k ("Shala") executed a master acquisition agreement (the “Acquisition Agreement”) where Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisition”), the closing of the acquisition was subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of the then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in the amount of 7,230,315 Euro (the “Required Insurance Bond Premium”).

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

Shala is an inactive Company and has no material assets and liabilities as of March 31, 2014.

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

The Business

The principle planned business of Company is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies.  The core approach of the Company’s planned business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government backed financial support for the development of renewable energy.  The strategic plan of the Company is to develop power plants and sell electricity in mature and emerging international energy markets at secure rates with the highest potential margins for return on investment.

Previous Business Seawind Acquisition

Prior to the Seawind Acquisition, 3Power Energy Group planned to provide solar power and other renewable energies in different parts of the world.

At the time of the closing of the Seawind Acquisition, Seawind Services had three customers and was project managing the design and prototype procurement process for a new 2MW wind turbine to be manufactured in China by a sino-western joint venture which includes a state owned enterprise. This project was subsequently discontinued due to insufficient funding. Prior to the closing of the Stock Purchase Agreement, Seawind Services entered into an agreement to provide project management and engineering services to 3Power Energy Group for the development of two wind farm projects in Chile. However, during the year 2012 and 2013, we ceased the 19.5 megawatt Chilean wind farm project on basis that the project is proven to be economically unviable. We also ceased the 9 megawatt solar power plant in Italy around the end of 2012.

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

As described above, 3Power Services (formerly known as Seawind Service) is now in the process of liquidation and its subsidiary 3Power Energy (formerly known as Seawind Energy) is under dissolution application.

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

Customers

We do not currently have any customer. Future customers are anticipated to be derived through renewable energy projects in Europe and South America, commencing with the prospective projects in Albania

Sales and Marketing

Since the Shala project is in its infancy, the Company has not have any substantial sales or marketing activities.

Employees

As of July 14, 2014, the Company has two employees.

Intellectual Property

The Company has no intellectual property at the present time, other than the proprietary know-how of management.

Government Regulation

The Shala project is and will be subject to extensive Albania national and local regulation both prior to and after commencing operations.

Financing Agreement with CRG Finance AG

On March 2, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with CRG Finance AG (“CRG Finance”).

Pursuant to the Financing Agreement, CRG Finance loaned the Company a total of 470,000 Euros ($639,059 as of March 31, 2012) (the “CRG Finance Loan”).   The Company has utilized these 470,000 Euros in the identification of potential locations for the development of solar facilities.  The Company identified locations which the Company believes are commercially viable for the operation of solar power projects.  The locations the Company identified are in Southern Italy in the Puglia Region, including the provinces of Lecce, Foggia, Taranto and Brindisi. The rights to utilize these lands were secured by the Company’s local partners through land options. The Company applied for the grant of permits for these properties with the relevant local authorities; however the Company was not able to obtain such permits.

In connection with the CRG Finance Loan, the Company issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($639,059) as on March 2, 2010.  The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note. However, the Company’s contention is that the promissory note was satisfied by a third party, Rudana Investment Group AG.

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration. On June 5, 2013, CRG filed its statement of claim with the AAA in the International Center for Disputed Resolution division. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in the complaint and claims it is without merit. In defense of the action, the Company’s counsel vigorously sought documents from Rudana in an effort to establish the Company’s defense. However, due to the fact that Rudana was in the midst of a bankruptcy action in the Swiss Bankruptcy Court, the Company’s counsel sought an order from the AAA Arbitrator authorizing the Swiss Bankruptcy Court to provide documents establishing Rudana’s satisfaction of the debt. On or about December 13, 2013, the AAA Arbitrator entered such an order and the Company’s counsel requested the documents. However, after the Company’s counsel made several requests to postpone the arbitration to allow time to receive the requested documents, the Company was not able to obtain the necessary documents from the Swiss Bankruptcy Court.

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($1,012,401). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District of New York seeking to confirm the award. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator. On July 8, 2014, a judgment has been entered against 3Power in the Southern District of New York in the amount of $1,086,186.27.

Settlement Agreements

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

Wuersch Settlement

In November 2011, we entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provides that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 are due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments has been made to Wuersch. The total outstanding balance due as of March 31, 2014 and 2013 is $504,518

Hellenic Settlement

On November 15, 2011, we entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provides that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of our common stock as full satisfaction of our debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 are due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Three installment payments have been made to Hellenic, one of which installment payments was advanced by our shareholder Falak. Such advance is non-interest bearing, and the Company and Falak have not entered into any agreement with respect to the repayment for this advance. The Outstanding balance due as of March 31, 2014 and 2013 is $28,000. The Company has also issued 1,260,000 of common stock valued at $630,000 during the year ended March 31, 2012.

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

Subsequent Event

On July 8, 2014, the Company issued 20,330,996 shares of common stock to certain entities designated by Falak Holding in satisfaction of outstanding loan of $357,825.53 at the conversion price of $0.0176 per share.

Item 1A.	Risk Factors

An investment in our Company involves a high degree of risk. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or those we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks.

Risks Related to Our Financial Position and Capital Requirements

We have a history of losses, and we anticipate that we will incur continued losses for the foreseeable future.

We reported net losses of approximately $1.0 million, $2.0 million and $10.3 million in 2014, 2013 and 2012, respectively. As of March 31, 2014, we had an accumulated deficit of approximately $16.6 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their reports on our consolidated financial statements for the fiscal years ended March 31, 2014 and 2013 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We need to raise significant additional capital to implement our business plan.

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

Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition. In such event, we will go out of business.

Failure to make payments to stratify certain judgments may cause our assets be foreclosed and such judgments will make it substantially difficult for us to raise capital.

We are obligated to make significant payments to satisfy certain judgments entered against us, including payment of $1,086,186.27 to CRG Finance AG.  In the event we are not able to make these payments, the court may foreclose our assets at the request of the prevailing parties.  We may not have sufficient assets to pay off the judgments and therefore forced to go bankruptcy.   In addition, it will be very difficult to obtain financing with these outstanding judgments.

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

Risks Related to Our Business

It will take us a long time to develop the Shala project.

We are at the early stage of developing the Shala project. It may take indefinite period for us to obtain all the technologies, resources and capital to put the project in operation.  Management is unable to give any assurance that the project will be in operation or profitable in the foreseeable future.

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

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances; strict compliance with anti-corruption laws may conflict with local customs and practices. We cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. In addition, from time to time, government investigations of corruption in construction-related industries affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Risks Related to our Industry

Factors contributing to lower hydroelectric generation can negatively impact our results of operations and financial condition.

Our Shala River hydropower project in Albania, once commenced, will heavily rely on the availability of water in the Shala River. The combination of declining Shala River base flows, over-appropriation of water, and periods of drought could lead to reduced hydroelectric generation. When hydroelectric generation is reduced, our production and opportunities for sales will be directly undermined, and therefore, our results of operations and financial condition will be negatively impacted.

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

The business of wind energy projects requires substantial reliance on third parties which cannot be predicted with certainty which may adversely affect the business of the Company.  The Company’s business model requires management to continuously identify and close new customer wind energy projects on an ongoing basis.  Wind power development projects dependent upon multiple third parties, including acquisition of rights to utilize property and receipt of all required licenses and permits.  Development activity will require additional investment and/or financing in order to grow the Company’s market position.  The Company may experience unforeseen problems in development of projects.  Significant expense may be incurred by the Company with respect to obtaining permits as well as legal and other services, before the Company can determine whether a site is environmentally or economically feasible.  Additional significant expenses, such as environmental impact studies, may also be incurred by the Company prior to generation of any revenues.  Changes in regulation, changes in energy prices, local opposition to projects, or failure to obtain regulatory and transmission approvals and permits could all have a material adverse effect on the business of the Company.

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

ITEM 2: PROPERTIES

The Company does not own any real estate or other property.  The Company does not plan on investing directly or indirectly in real estate in the near future.  As of the date of this Report, the Company is currently utilizing office space at 100 Wall Street, New York, NY 10005.  We do not intend to move to new offices for our corporate headquarters in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

CRG Finance

In connection with the CRG Finance Loan, the Company issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($639,059) as on March 2, 2010.  The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 4 above). However, the Company’s contention is that the promissory note was satisfied by a third party, Rudana Investment Group AG (“Rudana”).

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration. On June 5, 2013, CRG filed its statement of claim with the AAA in the International Center for Disputed Resolution division. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in the complaint and claims it is without merit. In defense of the action, the Company’s counsel vigorously sought documents from Rudana in an effort to establish the Company’s defense. However, due to the fact that Rudana was in the midst of a bankruptcy action in the Swiss Bankruptcy Court, the Company’s counsel sought an order from the AAA Arbitrator authorizing the Swiss Bankruptcy Court to provide documents establishing Rudana’s satisfaction of the debt. On or about December 13, 2013, the AAA Arbitrator entered such an order and the Company’s counsel requested the documents. However, after the Company’s counsel made several requests to postpone the arbitration to allow time to receive the requested documents, the Company was not able to obtain the necessary documents from the Swiss Bankruptcy Court.

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($1,012,401). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District Court of New York seeking to confirm the award. On July 8, 2014, a judgment has been entered against 3Power in the Southern District of New York in the amount of $1,086,186.27. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator.

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

	Common Stock
	High	Low
Quarter Ended March 31, 2014	$0.05	$0.02
Quarter Ended December 31, 2013	0.03	0.02
Quarter Ended September 30, 2013	0.04	0.01
Quarter Ended June 30, 2013	0.06	0.02
Quarter Ended March 31, 2013	0.11	0.02
Quarter Ended December 31, 2012	0.12	0.05
Quarter Ended September 30, 2012	0.40	0.09
Quarter Ended June 30, 2012	0.45	0.25
Quarter Ended March 31, 2012	0.64	0.30

(b) Holders.

As of July 14, 2014, there were approximately 28 stockholders of record of the Company’s common stock.

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

(d) Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under as of now.

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

The Business

We currently have only one project, a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania, and the commercialization of this project is in its infancy and it is not expected to be in operation in the foreseeable future. Our intended markets may not utilize our producible products, and it may not be commercially successful. We intend to develop additional projects but none have proven to be commercially viable or successful.

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

The company engaged a consortium of Indian industrial companies with expertise globally in hydro power projects engineering, financing, construction and operation. The consortium undertook to cover the cost of the development work and produce the bankable study in cooperation and with 3power control. The consortium is getting in return the exclusive first right on the project construction as a general contractor.

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

Results of Operations for the Years Ended March 31, 2014 Compared to Year Ended March 31, 2013

Income

We have not generated any income since our inception.

Expenses

During the fiscal years ended March 31, 2014 and 2013,  Selling, general, administrative and project development expenses were $953,572 in 2014 as compared to $2,143,736 in 2013. The decrease in selling, general and administrative expenses of $1,190,164 was primarily due to a reduction in management fees and other operating expenses as compared to 2013. In 2013, we incurred loss on write off of subsidiary assets of $16,831 as compared to nil in 2014. Our interest expense was $70,412 in 2014 as compared to $131,671 in 2013 as we adjusted to court determination the outstanding debt of CRG Financing. In addition we incurred a gain on settlement of accrual of $72,150 in 2013 as compared to nil in the current period.  The net resulting net loss for 2014 was $1,023,984 as compared to a net loss of $2,017,095 in 2013.

Liquidity and Capital Resources

Our total cash and cash equivalents as of March 31, 2014 was $1,725 compared to the total cash and cash equivalents of $1,725 as of March 31, 2013.

As of March 31, 2014, our total assets were $9,481 compared to total assets $17,145 as of March 31, 2013 and the total current liabilities were $6,629,023 as of March 31, 2014 compared to $8,538,652 as of March 31, 2013. The decrease in current liabilities was primarily due to issuance of our common stock in settlement of $2,162,536 related party advances and notes payable, $940,000 in settlement of accounts payable and accrued expenses and $600,000 facilitator fees along with an increase in other accounts payable, accrued expense, accrued interest and notes payable of $1,252,907.

Net cash used in operating activities was $508,086 for the year ended March 31, 2014 compared to net cash used in operating activities of $1,007,955 for the year ended March 31, 2013. The negative cash flow from operating activities for the year ended March 31, 2014 consists of $1,023,984 net loss, net with a decrease in prepaid and other assets of $7,664, increase in accounts payable and accrued expenses of $437,821 and in accrued interest of $70,413. The negative cash flow from operating activities for the year ended March 31, 2013 consists of $2,220,088 net loss, net with stock based compensation of $20,000, loss on write-off of assets of international subsidiary of $16,831, a decrease in prepaid and other assets of $10,373, increase in accounts payable and accrued expenses of $1,105,906 and in accrued interest of $131,173 offset with gain on settlement of accrual of $72,150.

Net cash used in investing activities was $Nil for the years ended March 31, 2014 and 2013.

Net cash provided by financing activities was $508,086 for the year ended March 31, 2014 compared to net cash provided by financing activities of $1,028,441 for the year ended March 31, 2013. The decrease in cash provided by financing activities was due to a decline in loans being issued by shareholders and related parties.

Our pre-operational activities to date have consumed substantial amounts of cash.  Our negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company invests in capital expenditures to commence operations.

We will need to raise additional capital in the minimum amount of $250 million to implement our new business plan and continue operations for any length of time.  We are seeking alternative sources of financing, through private placement of securities and loans from our shareholders in order for us to maintain our operations.  We cannot guarantee that we will be successful in raising additional cash resources for our operations.

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

The independent registered public accounting firm’s report on our March 31, 2014 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Disclosure of Contractual Obligations

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

MARCH 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

3Power Energy Group, Inc.

Dubai, United Arab Emirates

We have audited the accompanying consolidated balance sheets of 3Power Energy Group, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in deficit and cash flows for each of the two years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 3Power Energy Group, Inc. as of March 31, 2014 and 2013, and the consolidated results of operations, and cash flows for each of the two years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

July 14, 2014

3POWER ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$1,725
Prepaid and other current assets	7,756	15,420
Total current assets	9,481	17,145

Total assets	$9,481	$17,145

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,365,020	$6,083,176
Accrued interest	456,464	386,051
Notes payable	639,059	639,059
Due to related parties	168,480	1,430,366
Total current liabilities	6,629,023	8,538,652

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 203,561,951 and 113,146,380 shares issued and outstanding as of March 31, 2014 and 2013, respectively	20,356	11,314
Additional paid in capital	10,399,561	7,306,067
Other comprehensive income (loss)	(173,880)	2,707
Accumulated deficit	(16,663,194)	(15,639,210)
Total deficit attributable to 3Power Energy Group, Inc.	(6,417,157)	(8,319,122)
Non-controlling interest	(202,385)	(202,385)
Total deficit	(6,619,542)	(8,521,507)

Total liabilities and deficit	$9,481	$17,145

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended March 31,
	2014	2013
Operating expenses:
Selling, general and administrative	$953,572	$2,143,736
Loss on write-off of assets of international subsidiaries	-	16,831
Total operating expenses	953,572	2,160,567

Loss from operations	(953,572)	(2,160,567)

Other income (expense):
Interest expense	(70,412)	(131,671)
Gain on settlement of accrual	-	72,150

Net loss before income taxes	(1,023,984)	(2,220,088)

Provision for income taxes	-	-

Net loss	(1,023,984)	(2,220,088)

Net loss attributable to Non-controlling interest	-	202,993

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(1,023,984)	$(2,017,095)

Loss per common share (basic and diluted):	$(0.01)	$(0.02)

Weighted average number of shares outstanding (basic and diluted)	147,455,593	113,091,018

Comprehensive loss:
Net loss	$(1,023,984)	$(2,220,088)
Foreign currency translation gain (loss)	(176,587)	93,014

Comprehensive loss:	(1,200,571)	(2,127,074)
Comprehensive loss attributable to non-controlling interest	-	202,993

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(1,200,571)	$(1,924,081)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

TWO YEARS ENDED MARCH 31, 2014

			Additional	Other		Non	Total
	Common stock		Paid in	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, March 31, 2012	113,036,248	$11,303	$7,283,228	$(90,307)	$(13,622,115)	$608	$(6,417,283)
Common stock issued in May 2012 in exchange for services rendered	60,132	6	19,994	-	-	-	20,000
Common stock issued in settlement of accounts payable	50,000	5	2,845	-	-	-	2,850
Foreign currency translation gain	-	-	-	93,014	-	-	93,014
Net loss	-	-	-	-	(2,017,095)	(202,993)	(2,220,088)
Balance, March 31, 2013	113,146,380	11,314	7,306,067	2,707	(15,639,210)	(202,385)	(8,521,507)
Common stock issued in settlement of related party debts	56,538,152	5,654	1,977,753	-	-	-	1,983,407
Common stock issued as payment of accrued salaries	10,909,091	1,091	298,909	-	-	-	300,000
Common stock issued as payment of accrued services	16,454,546	1,646	638,354	-	-	-	640,000
Common stock issued in settlement of notes payable, related party	6,513,782	651	178,478	-	-	-	179,129
Foreign currency translation loss	-	-	-	(176,587)	-	-	(176,587)
Net loss	-	-	-	-	(1,023,984)	-	(1,023,984)
Balance, March 31, 2014	203,561,951	$20,356	$10,399,561	$(173,880)	$(16,663,194)	$(202,385)	$(6,619,542)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,984)	$(2,220,088)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services rendered	-	20,000
Gain on settlement accrual	-	(72,150)
Loss on write-off of assets of international subsidiary	-	16,831
Changes in operating assets and liabilities:
Accounts receivable	-	2,151
Prepaid and other current assets	7,664	8,222
Accounts payable and accrued expenses	437,821	1,105,906
Accrued interest	70,413	131,173
Net cash used in operating activities:	(508,086)	(1,007,955)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party advances	508,086	1,028,441
Net cash provided by financing activities	508,086	1,028,441

Effect of foreign currency rate change on cash	-	(25,129)

Net decrease in cash and cash equivalents	-	(4,643)

Cash and cash equivalents-beginning of period	1,725	6,368
Cash and cash equivalents-end of period	$1,725	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of accounts payable and accrued expenses	$940,000	$2,850
Common stock issued in settlement of related party advances and notes payable	$2,162,536	$-
Note payable issued in settlement of accounts payable	$179,129	$-

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

Shala is an inactive Company and has no material assets and liabilities as of March 31, 2014.

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

The major classes of liabilities of 3Power Project Services Limited as of March 31, 2014 are as follows:

Current liabilities	$1,834,100

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of March 31, 2014 as below:

Current liabilities	$193,697

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

Concentrations of Credit Risk

The Company’s financial instrument that is exposed to a concentration of credit risk is cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the deposit insurance available. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring process. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectable accounts and, as a consequence, believes that its accounts receivable credit exposure beyond such allowance is limited.

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

As of March 31, 2014, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2014	March 31, 2013
Year-end GBP: USD exchange rate	$1.6637	$1.5184
Average Yearly GBP: USD exchange rate	$1.5893	$1.5805

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2014 and 2013.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of March 31, 2014, the Company has a deficit of $16,663,194 applicable to controlling interest compared with deficit of $15,639,210 applicable to controlling interest for the year ended March 31, 2013, and has incurred significant operating losses and negative cash flows. For the year ended March 31, 2014, the Company sustained a net loss attributable to the Company of $1,023,984 compared to a net loss of $2,017,095 for the year ended March 31, 2013. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.   In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at March 31, 2014) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. On November 14, 2012, the note holder filed a complaint in the District Court of Southern District of New York demanding payment. (See Note 10 below) The Note has not been paid by the Company. As of March 31, 2014, accrued interest on this note was $373,342.

During the year ended March 31, 2014, the Company executed a promissory note for $179,129 to a significant shareholder for services previously rendered. The note is payable on demand, non-interest bearing and unsecured. In March 2014, the Company issued an aggregate of 6,513,782 shares valued at $0.03 per share in full satisfaction of promissory note.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of March 31, 2014 and 2013, 203,561,951 and 113,146,380 shares were issued and outstanding, respectively.

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

In March 2014, the Company issued an aggregate of 7,968,328 shares valued at $0.0275 per share in settlement of outstanding note payable of $179,129 and related accrued fees of $40,000.

In March 2014, the Company issued an aggregate of 22,249,546 shares valued at $0.0275 per shares is settlement of outstanding related party advances of $611,862.

In March 2014, the Company issued 10,909,091 shares valued at $0.0275 per shares is settlement of outstanding accrued salaries of $300,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2014 and 2013, there were $168,480 and $1,430,366 advances outstanding, respectively (See Note 5 above for repayment by shares).

As of March 31, 2014 and 2013 the Company owed approximately £117,918 ($196,180) and £117,918 ($179,047), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2014 and 2013 the Company owed approximately £177,548 ($295,387) and £177,548 ($269,589), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2014 and 2013, the Company owed approximately £88,753 ($147,658) and £88,753 ($134,762), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of March 31, 2014 and 2013, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,903) and £1,144 ($1,737), respectively.

During the year ended March 31, 2014 and 2013, the Company charged to operation $180,000 and $360,000, respectively, respectively, as salary to Board members.

During the year ended March 31, 2014 and 2013, the Company charged to operation $180,000 and $180,000, respectively, as consulting fees to a significant shareholder for services provided.

During the year ended March 31, 2013, the Company charged to operation £184,248 ($290,725) as management charges to Board members of subsidiaries.

During the year ended March 31, 2013, the Company charged to operation £11,085 ($16,831) as loss on write-off of assets of its international subsidiaries.

NOTE 7 - LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	March 31, 2014	March 31, 2013
Net loss available for common shareholders	$(1,023,984)	$(2,017,095)
Basic net loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding-basic	147,455,593	113,091,018
Diluted net loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding-diluted	147,455,593	113,091,018

The Company had no common stock equivalents as of March 31, 2014 and 2013.

NOTE 8 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of March 31, 2014, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies were inactive as of March 31, 2014.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2014:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2013:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$(811,972)
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$(202,993)

The following table summarizes the changes in Non-controlling Interest from April 1, 2012 through March 31, 2014:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2012	$608	$-	$608
Net loss attributable to the non-controlling interest	-	(202,993)	(202,993)
Balance, March 31, 2013	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2014	$608	$(202,993)	$(202,385)

NOTE 9 - INCOME TAXES

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

For the years ended March 31, 2014 and 2013, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $2,893,000 and $1,870,000 respectively, which expire beginning in 2032. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended March 31, 2014 and 2013, the Company had available for UK income tax purposes net operating loss carryovers of approximately $2,228,000 and $2,228,000, respectively, which can be carried forward indefinitely. The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	March 31,
	2014	2013
Federal:
Current	$-	$-
Deferred	420,000	434,000
	420,000	434,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(420,000)	(434,000)

Income tax provision (benefit)	$-	$-

Following tax rates were used to calculate deferred taxes for the years ended March 31, 2014 and 2013:

For US Entity:
Statutory federal income tax rate	35.00%
State income taxes rate	8.84%

Effective tax rate	43.84%
For UK Entity:
Statutory federal income tax rate	24.00%

The Company has filed its tax returns through March 31, 2013.

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

NOTE 10- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of March 31, 2014 and 2013 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of March 31, 2014 and 2013 is $28,000.

Litigation

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 4 above). However, the Company’s contention is that the promissory note was satisfied by a third party, Rudana Investment Group AG.

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration. On June 5, 2013, CRG filed its statement of claim with the AAA in the International Center for Disputed Resolution division. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in the complaint and claims it is without merit. In defense of the action, the Company’s counsel vigorously sought documents from Rudana in an effort to establish the Company’s defense. However, due to the fact that Rudana was in the midst of a bankruptcy action in the Swiss Bankruptcy Court, the Company’s counsel sought an order from the AAA Arbitrator authorizing the Swiss Bankruptcy Court to provide documents establishing Rudana’s satisfaction of the debt. On or about December 13, 2013, the AAA Arbitrator entered such an order and the Company’s counsel requested the documents. However, after the Company’s counsel made several requests to postpone the arbitration to allow time to receive the requested documents, the Company was not able to obtain the necessary documents from the Swiss Bankruptcy Court.

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($1,012,401). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District of New York seeking to confirm the award. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator. On July 8, 2014, a judgment has been entered against 3Power in the Southern District of New York in the amount of $1,086,186.

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued as follows:

In June 2014, the Company issued 20,330,996 shares of its common stock in settlement of $375,826 loan from related party.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of segregation of duties and a limited corporate governance structure.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective for the material weakness described above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the two years in the period ended March 31, 2014, included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the two years in the period ended March 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our current officers, directors and significant employees:

Name	Age	Position

Sharif Rahman	64	Chief Executive Officer, Chief Financial Officer and Director

Dimitris Kazantzis	53	Chief Engineering Officer

Mohammed Falaknaz	47	Chairman of Board of Directors

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

There are no family relationships between any director or executive officer.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company.

Sharif Rahman: Mr. Rahman is currently the CEO of the Falak Holding Group of companies, a Dubai based group involved in several diversified business sectors including as the initiator and a major shareholder of the $3.6 Billion Dubai sport city project - the world’s largest sports themed real estate project.

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

In addition to his long-standing work with the Falak Holding Group, he is also the Founder and managing partner of International Expo Consults, one of the Middle East’s leading exhibition and trade show organizers established in 1994, as well as Chairman and owner of a $25 million turnover business in India which he founded 20 years ago.  Mr. Rahman is also known as Shereef Mohammed Haneefa Rehuman.

The Company has determined that Mr. Rahman’s extensive business experience and his key relationships within the Middle East and India have provided him with the skills necessary to serve as an officer and director.

Dimitris Kazantz: Mr. Kazantz has served as the co-founder, chief executive officer and engineering director of Hellenic Technologies Ltd., a company organized in Greece (“Hellenic Technologies”) since 1988.  He has over 25 year experience in complete development cycles (from the design stage to production/commissioning) for products and systems projects in Europe, South East Asia and the Gulf States.  Prior to such positions, he worked in the food industry and defense sectors in various capacities.  Mr. Kazantz is a chartered Mechanical Engineer, with a degree from Patras University in Greece in 1983.

Mohammed Falaknaz: Mr. Falaknaz is currently the vice president and spokesperson of the Falak Holding Group (prominent Dubai based family investment company and major shareholder in the Dubai Sport City multi-billion dollar project) and the president of the UAE national Rugby Association.  Mr. Falaknaz has initiated and led local and international events for the Falak Holding Group and the UAE rugby association.  Mr. Falaknaz received a degree in computer science from the University of Nebraska.  The Company has determined that it will benefit from Mr. Falaknaz’s expertise, knowledge and relationships in the Arabian Gulf and Middle East region as a member of the Board.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Since the Company is a “voluntary reporting company,” its executive officers, directors, and persons who beneficially own more than 10% of the equity securities are therefore not subject to Section 16(a) reporting obligation.

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

Board Committees

Currently, we do not have any standing audit, compensation or nominating committees. Our entire board of directors perform the function of these committees.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not yet warranted. We intend to appoint an audit committee financial expert during the foreseeable future.

Director Independence

None of the members of the Company’s Board may be deemed to be independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

Board Meetings and Committees; Annual Meeting Attendance

The Board had three members during the fiscal year ended March 31, 2014 and Board of the directors attended more than 75% of the board meetings.  The Company did not hold an annual meeting of the Company’s security holders during the fiscal year ending March 31, 2014.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Total
Sharif Rahman,	2014	$180,000.00	$-	$180,000.00
Chief Executive Officer, Chief Financial Officer and Director (1)	2013	$180,000.00	$-	$180,000.00

(1) Effective as of October 19, 2011, Mr. Sharif Rahman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011. Mr. Sharif Rahman was appointed as Chief Executive Officer of the Company on March 15, 2013.

Grants of Plan Based Awards in the Fiscal Year Ended March 31, 2014

No option grants were awarded to named executive officers for the fiscal year ended March 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors since our inception; accordingly, none were outstanding as of March 31, 2014.

Compensation of Officers and Directors

Sharif Rahman, Chief Executive Officer, Chief Financial Officer and our director

The Board determined to remunerate our Chief Executive Officer and Chief Financial Officer for his services to the Company on a monthly sum of $15,000 and further reimburse all related expenses incurred by him. Mr. Sharif did not receive additional compensation in connection with being appointed as our director.

Dimitris Kazantzis, Director, Chief Engineering Officer

Mr. Dimitris Kazantzis has been appointed as a member of the Company’s Board and as Chief Engineering Officer since May 13, 2011 and On February 6, 2014; Dimitris Kazantzis resigned as a member of the board of directors. He has not received any compensation as the Chief Engineering Officer.

Mohammed Falaknaz, Director, Chairman of the Board

No decisions have been made regarding Mr. Falaknaz’ compensation at this time.

Equity Incentive Plan

The Company does not currently have an equity compensation plan.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED   STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 8, 2014 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Five Percent Shareholders
Ecoserve Limited (3) Attention: Dr. Knut Unger, Director Trust Company Complex, Aieltake Road Aieltake Island, Majuro, Marshall Islands MH96960	20,000,000	8.93%

Executive Officers and Directors (2 persons)

Sharif Rahman	10,909,091	4.87%

Dimitris Kazantis	1,260,000	0.56%

The mailing address for each of the listed individual is c/o 3Power Energy Group Inc., P.O. Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

(1) Based on 223,892,947 shares of common stock issued and outstanding as of July 8, 2014.

(2) Holds as custodian for several indirect shareholders of the Company, as to which the Company has been advised that none of such indirect holders individually have greater than 4.9% ownership of shares of Common Stock and none of whom are subject to common control or group control over decision-making with respect to voting or disposition of such interests.

(3) Mr. Knot Unger may be deemed as the beneficial owner of the shares owned by Ecoserve Limited.

(3) Includes 1,260,000 shares of common stock held by Hellenic Technologies Ltd.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2014 and 2013, there were $168,480 and $1,430,366 advances outstanding, respectively (See Note 5 above for repayment by shares).

On August 15, 2013, the Company issued an aggregate of 34,288,606 shares in settlement of outstanding related party advances of $1,371,544.

In March 2014, the Company issued an aggregate of 22,249,546 shares valued at $0.0275 per shares is settlement of outstanding related party advances of $611,862.

As of March 31, 2014 and 2013 the Company owed approximately £117,918 ($196,180) and £117,918 ($179,047), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2014 and 2013 the Company owed approximately £177,548 ($295,387) and £177,548 ($269,589), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2014 and 2013, the Company owed approximately £88,753 ($147,658) and £88,753 ($134,762), respectively to Power Products Ltd (f/k/a Enerserve Limited), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

During the year ended March 31, 2014 and 2013, the Company charged to operation $180,000 and $ 360,000 respectively, respectively, as salary to Board members.

During the year ended March 31, 2014 and 2013, the Company charged to operation $180,000 and $180,000, respectively, as consulting fees to a significant shareholder for services provided.

During the year ended March 31, 2013, the Company charged to operation £11,085 ($16,831) as loss on write-off of assets of its international subsidiaries.

On March 29, 2010 the Company entered into a Frame Agreement (the “Hellenic Frame Agreement”) with Hellenic Technologies.  Pursuant to the Hellenic Frame Agreement, Hellenic Technologies will supply the Company with materials and services based on work orders delivered by the Company from time to time, in accordance with the terms and conditions of the Hellenic Frame Agreement. The companies affiliated with Mr. Kazantz may also enter into additional agreements with the Company to provide engineering, construction and procurement services for various projects.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our registered public accountants for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2014 and 2013 totaled $ 40,000.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by RBSM LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.2	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.3	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.4	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.5	Cooperation Agreement dated December 30, 2011, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 10.6	Extension Agreement dated April 5, 2012, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 10.7	Master Acquisition Agreement dated June 5, 2012, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of the Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. **

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herein.

**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP INC.

By:	/s/ Sharif Rahman
Name: Sharif Rahman
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
and Chief Accounting Officer)
Date: July 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sharif Rahman	Chief Executive Officer and Chief Financial Officer	July 14, 2014
Sharif Rahman	Director (Principal Executive Officer, Principal Financial and Chief Accounting Officer)

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board of Directors	July 14, 2014

Exhibit List

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.2	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.3	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.4	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.5	Cooperation Agreement dated December 30, 2011, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 10.6	Extension Agreement dated April 5, 2012, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 10.7	Master Acquisition Agreement dated June 5, 2012, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of the Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. **

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herein.

**	In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this annual report on Form 10-K/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

