Form 10-Q
period 2014-06-30
3Power Energy Group Inc.
filed 2014-08-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 14, 2014, 223,892,947 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

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

PART I                   FINANCIAL INFORMATION

Item 1.   Financial Statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$1,725
Prepaid and other current assets	6,872	7,756
Total current assets	8,597	9,481

Total assets	$8,597	$9,481

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,418,549	$5,365,020
Accrued interest	494,429	456,464
Notes payable	639,059	639,059
Due to related parties	7,978	168,480
Total current liabilities	6,560,015	6,629,023

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 223,892,947 and 203,561,951 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	22,389	20,356
Additional paid in capital	10,755,353	10,399,561
Other comprehensive loss	(221,537)	(173,880)
Accumulated deficit	(16,905,238)	(16,663,194)
Total deficit attributable to 3Power Energy Group, Inc.	(6,349,033)	(6,417,157)
Non-controlling interest	(202,385)	(202,385)
Total deficit	(6,551,418)	(6,619,542)

Total liabilities and deficit	$8,597	$9,481

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,
	2014	2013
Operating expenses:
Selling, general and administrative	$204,079	$135,614
Total operating expenses	204,079	135,614

Loss from operations	(204,079)	(135,614)

Other income (expense):
Interest expense	(37,965)	(35,325)

Net loss before income taxes	(242,044)	(170,939)

Provision for income taxes	-	-

Net loss	(242,044)	(170,939)

Net loss attributable to Non-controlling interest	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(242,044)	$(170,939)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	204,679,039	113,146,380

Comprehensive loss:
Net loss	$(242,044)	$(170,939)
Foreign currency translation loss	(47,657)	(2,899)

Comprehensive loss:	(289,701)	(173,838)
Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(289,701)	$(173,838)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(242,044)	$(170,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid and other current assets	884	-
Accounts payable and accrued expenses	53,529	77,124
Accrued interest	37,965	35,325
Net cash used in operating activities:	(149,666)	(58,489)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party advances	149,666	58,489
Net cash provided by financing activities	149,666	58,489

Effect of foreign currency rate change on cash	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents-beginning of period	1,725	1,725
Cash and cash equivalents-end of period	$1,725	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of related party notes payable and accrued interest	$357,825	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

 3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Shala is an inactive Company and has no material assets and liabilities as of June 30, 2014.

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

The major classes of liabilities of 3Power Project Services Limited as of June 30, 2014 are as follows:

Current liabilities	$1,877,205

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of June 30, 2014 as below:

Current liabilities	$198,249

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2014, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending March 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2014.

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30	March 31,
	2014	2014
Period-end GBP: USD exchange rate	$1.7028	$1.6637
Average Three Month GBP: USD exchange rate	$1.6687	$1.5893

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of June 30, 2014 and 2013.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2014 and March 31, 2014, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of June 30, 2014, the Company has a deficit of $16,905,238 applicable to controlling interest compared with a deficit of $16,663,194 applicable to controlling interest as of March 31, 2014, and has incurred significant operating losses and negative cash flows. For the three months ended June 30, 2014, the Company sustained a net loss of $242,044 compared to a net loss of $170,939 for the three months ended June 30, 2013. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($639,059 at June 30, 2014) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. On November 14, 2012, the note holder filed a complaint in the District Court of Southern District of New York demanding payment. (See Note 10 below) The Note has not been paid by the Company. As of June 30, 2014, accrued interest on this note was $411,307.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of June 30, 2014 and March 31, 2014, 223,892,947 and 203,561,951 shares were issued and outstanding, respectively.

In June 2014, the Company issued 20,330,996 shares of its common stock in settlement of $357,825 loan from related party.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2014 and March 31, 2014, there were $7,978 and $168,480 advances outstanding, respectively

As of June 30, 2014 and March 31, 2014, the Company owed approximately £117,918 ($200,791) and £117,918 ($196,180), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2014 and March 31, 2014, the Company owed approximately £177,548 ($302,329) and £177,548 ($295,387), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2014 and March 31, 2014, the Company owed approximately £88,753 ($151,129) and £88,753 ($147,658), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of June 30, 2014 and March 31, 2014, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,948) and £1,144 ($1,903), respectively.

During the three months ended June 30, 2014 and 2013, the Company charged to operation $45,000 and $90,000, respectively, as salary to Board members.

During the three months ended June 30, 2014 and 2013, the Company charged to operation $45,000 and $45,000, respectively, as consulting fees to a significant shareholder for services provided.

NOTE 7 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of June 30, 2014, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies were inactive as of June 30, 2014.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2014:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2013:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2013 through June 30, 2014:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2013	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2014	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, June 30, 2014	$608	$(202,993)	$(202,385)

NOTE 8- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of June 30, 2014 and March 31, 2014 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of June 30, 2014 and March 31, 2014 is $28,000.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, the date the unaudited condensed consolidated financial statements are available to be issued. There are no subsequent events.

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

Results of Operations For The Three Months Ended June 30, 2014 And 2013

We had revenues from operations in the amount of $Nil for the three months ended June 30, 2014 and 2013.

We incurred operating expenses of $204,079 for the three months ended June 30, 2014 compared to $135,614 for the three months ended June 30, 2013. This increase was primarily attributable to increases in personnel and service provider fees.

Our interest expense was $37,965 for the three months ended June 30, 2014 as compared to $35,325 for the same period in 2013. The increase of $2,640 or 7% was due primarily to compounding of interest associated with note obligations.

Liquidity and Capital Resources

Our total cash and cash equivalents as of June 30, 2014 was $1,725 compared to the total cash and cash equivalents of $1,725 as of March 31, 2014.

As of June 30, 2013, our total assets were $8,597 compared to total assets $9,481 as of March 31, 2014 and the total current liabilities were $6,560,015 as of June 30, 2014 compared to $6,629,023 as of March 31, 2014. The decrease in current liabilities was primarily due to issuance of our common stock in settlement of $357,825 related party debt, net with an increase in other accounts payable, accrued expense, accrued interest and notes payable of $288,817.

Net cash used in operating activities was $149,666 for the three months ended June 30, 2014 compared to net cash used in operating activities of $58,489 for the three months ended June 30, 2013. The negative cash flow from operating activities consists of $242,044 net loss, with a decrease in prepaid and other assets of $884, increase in accounts payable and accrued expenses of $53,529 and in accrued interest of $37,965.

Net cash used in investing activities was $Nil for the three months ended June 30, 2014 and 2013.

Net cash provided by financing activities was $149,666 for the three months ended June 30, 2014 compared to net cash provided by financing activities of $58,489 for the three months ended June 30, 2013. The increase in cash provided by financing activities was due to an increase in loans being issued by shareholders and related parties.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at June 30, 2014 and March 31, 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2014 and 2013 related to losses incurred during such periods.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective for the material weakness as a result of a lack of adequate personnel and adequate segregation of duties.

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

None

Item 3. Defaults Upon Senior Securities

The information regarding CRG Finance contained under Item 1 of Part II above is incorporated herein by reference in response to this item.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3POWER ENERGY GROUP, INC.

Dated: August 14, 2014	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

