Form 10-Q
period 2014-09-30
3Power Energy Group Inc.
filed 2014-11-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 13, 2014, 234,870,855 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

PART I                   FINANCIAL INFORMATION

Item 1.   Financial Statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$1,725
Prepaid and other current assets	6,872	7,756
Total current assets	8,597	9,481

Total assets	$8,597	$9,481

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,235,889	$5,365,020
Accrued interest	519,483	442,129
Notes payable	653,394	653,394
Due to related parties	-	168,480
Total current liabilities	6,408,766	6,629,023

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 234,870,855 and 203,561,951 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	23,487	20,356
Additional paid in capital	11,138,483	10,399,561
Other comprehensive loss	(125,370)	(173,880)
Accumulated deficit	(17,234,384)	(16,663,194)
Total deficit attributable to 3Power Energy Group, Inc.	(6,197,784)	(6,417,157)
Non-controlling interest	(202,385)	(202,385)
Total deficit	(6,400,169)	(6,619,542)

Total liabilities and deficit	$8,597	$9,481

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Operating expenses:
Selling, general and administrative	$289,757	$212,089	$493,836	$347,703
Total operating expenses	289,757	212,089	493,836	347,703

Loss from operations	(289,757)	(212,089)	(493,836)	(347,703)

Other income (expense):
Interest expense	(39,389)	(36,648)	(77,354)	(71,973)

Net loss before income taxes	(329,146)	(248,737)	(571,190)	(419,676)

Provision for income taxes	-	-	-	-

Net loss	(329,146)	(248,737)	(571,190)	(419,676)

Net loss attributable to Non-controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(329,146)	$(248,737)	$(571,190)	$(419,676)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	223,892,947	130,290,683	214,338,490	121,765,374

Comprehensive loss:
Net loss	$(329,146)	$(248,737)	$(571,190)	$(419,676)
Foreign currency translation loss	96,167	(112,596)	48,510	(115,495)

Comprehensive loss:	(232,979)	(361,333)	(522,680)	(535,171)
Comprehensive loss attributable to non-controlling interest	-	-	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(232,979)	$(361,333)	$(522,680)	$(535,171)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(571,190)	$(419,677)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Advances from related party	622,083	84,988
Prepaid and other current assets	884	8,548
Accounts payable and accrued expenses	(129,131)	254,167
Accrued interest	77,354	71,974
Net cash used in operating activities:	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of foreign currency rate change on cash	-	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents-beginning of period	1,725	1,725
Cash and cash equivalents-end of period	$1,725	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of accounts payable	$-	$179,129
Common stock issued in settlement of due to related party	$742,053	$1,371,544

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

Shala is an inactive Company and has no material assets and liabilities as of September 30, 2014.

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

The major classes of liabilities of 3Power Project Services Limited as of September 30, 2014 are as follows:

Current liabilities	$1,790,223

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of September 30, 2014 as below:

Current liabilities	$189,063

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

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending March 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2014.

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

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30	March 31,
	2014	2014
Period-end GBP: USD exchange rate	$1.6239	$1.6637
Average Six Month GBP: USD exchange rate	$1.6765	$1.5893

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of September 30, 2014 and 2013.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2014 and March 31, 2014, the Company has not recorded any unrecognized tax benefits.

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending March 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of September 30, 2014, the Company has a deficit of $17,234,384 applicable to controlling interest compared with a deficit of $16,663,194 applicable to controlling interest as of March 31, 2014, and has incurred significant operating losses and negative cash flows. For the six months ended September 30, 2014, the Company sustained a net loss of $571,190 compared to a net loss of $419,676 for the six months ended September 30, 2013. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($653,394 at September 30, 2014) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of September 30, 2014, accrued interest on this note was $436,361.

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

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($923,929). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District of New York seeking to confirm the award. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator. On July 8, 2014, a judgment has been entered against 3Power in the Southern District of New York in the amount of $1,086,186.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of September 30, 2014 and March 31, 2014, 234,870,855 and 203,561,951 shares were issued and outstanding, respectively.

In June 2014, the Company issued 20,330,996 shares of its common stock in settlement of $357,825 loan from a related party.

In September 2014, the Company issued 10,977,908 shares of its common stock in settlement of $384,227 loan from a related party.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2014 and March 31, 2014, there were $-0- and $168,480 advances outstanding, respectively.

As of September 30, 2014 and March 31, 2014, the Company owed approximately £117,918 ($191,487) and £117,918 ($196,180), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of September 30, 2014 and March 31, 2014, the Company owed approximately £177,548 ($288,320) and £177,548 ($295,387), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of September 30, 2014 and March 31, 2014, the Company owed approximately £88,753 ($144,126) and £88,753 ($147,658), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of September 30, 2014 and March 31, 2014, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,858) and £1,144 ($1,903), respectively.

During the three and six months ended September 30, 2014, the Company charged to operation $45,000 and $90,000, respectively, and $45,000 and $90,000 for the three months and six months ended September 30, 2013, respectively, as salary to Board members.

During the three and six months ended September 30, 2014, the Company charged to operation $45,000 and $90,000, respectively, and $45,000 and $90,000 for the three months and six months ended September 30, 2013, respectively, as consulting fees to a significant shareholder for services provided.

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

NOTE 7 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of September 30, 2014, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies were inactive as of September 30, 2014.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and six months ended September 30, 2014:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and six months ended September 30, 2013:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2013 through September 30, 2014:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2013	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2014	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, September 30, 2014	$608	$(202,993)	$(202,385)

NOTE 8- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of September 30, 2014 and March 31, 2014 is $504,518.

3POWER ENERGY GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of September 30, 2014 and March 31, 2014 is $28,000.

Litigation

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

Results of Operations For The Three Months Ended September 30, 2014 And 2013

We had revenues from operations in the amount of $Nil for the three months ended September 30, 2014 and 2013.

We incurred operating expenses of $289,757 for the three months ended September 30, 2014 compared to $212,089 for the three months ended September 30, 2013. This increase was primarily attributable to increases in personnel and service provider fees.

Our interest expense was $39,389 for the three months ended September 30, 2014 as compared to $36,648 for the same period in 2013. The increase of $5,381 or 7% was due primarily to added charges assessed against our CRG note payable relating to the final judgment and to compounding of interest associated with note obligations.

Results of Operations For The Six Months Ended September 30, 2014 And 2013

We had revenues from operations in the amount of $Nil for the six months ended September 30, 2014 and 2013.

We incurred operating expenses of $493,836 for the six months ended September 30, 2014 compared to $347,703 for the six months ended September 30, 2013. This increase was primarily attributable to increases in personnel and service provider fees.

Our interest expense was $77,354 for the six months ended September 30, 2014 as compared to $71,973 for the same period in 2013. The increase of $5,381 or 7% was due primarily to added charges assessed against our CRG note payable relating to the final judgment and to compounding of interest associated with note obligations.

Liquidity and Capital Resources

Our total cash and cash equivalents as of September 30, 2014 was $1,725 compared to the total cash and cash equivalents of $1,725 as of March 31, 2014.

As of September 30, 2013, our total assets were $8,597 compared to total assets $9,481 as of March 31, 2014 and the total current liabilities were $6,408,766 as of September 30, 2014 compared to $6,629,023 as of March 31, 2014. The decrease in current liabilities was primarily due to issuance of our common stock in settlement of $742,053 related party debt, and reductions due to currency translations net with an increase in accrued interest payable of $77,354.

Net cash used in operating activities was $-0- for the six months ended September 30, 2014 compared to net cash used in operating activities of $-0- for the six months ended September 30, 2013. The cash flow from operating activities consists of $571,190 net loss, with payments on the Company’s behalf by related party of $622,083, a decrease in prepaid and other assets of $884, decrease in accounts payable and accrued expenses of $(129,131) and an increase in accrued interest of $77,354.

Net cash used in investing activities was $Nil for the six months ended September 30, 2014 and 2013.

Net cash provided by financing activities was $Nil for the six months ended September 30, 2014 and 2013.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2014 and March 31, 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended September 30, 2014 and 2013 related to losses incurred during such periods.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective.

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

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($923,929). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District of New York seeking to confirm the award. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator.

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

3POWER ENERGY GROUP, INC.

Dated: November 14, 2014	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

