Form 10-K
period 2015-03-31
3Power Energy Group Inc.
filed 2015-07-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,876,482. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 249,949,923 shares of Common Stock, par value $.0001, outstanding as of July 9, 2015.

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” “we,” “us,” and “our” refer to 3Power Energy Group, Inc. (formerly known as Prime Sun Power Inc.).

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

Acquisition of Shala Energy sh .p .k:

On June 5, 2012, the Company and Shala Energy sh.p.k ("Shala") executed a master acquisition agreement (the “Acquisition Agreement”) where Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisition”), the closing of the acquisition was subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of the then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in the amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). Shala is a firm specializing in developing hydro-electric projects, owning and operating sustainable energy projects in the hydro, wind and solar power sectors in Albania.

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

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock to Capital Trust Holding AG, as advisor for the Shala acquisition transaction. During the year ended March 31, 2013, the Company accrued $600,000 due to the facilitator fees for feasibility studies in process and recorded as expenses. In December 2013, the Company issued to Capital Trust Holding AG and its affiliates, 15,000,000 shares of its common stock, valued at $0.04 per share in settlement of the facilitator fees for feasibility studies. Shala currently is not operational and has no material assets or liabilities as of March 31, 2015 and we are not certain when it will become operational.

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

Current Focus

We currently have only one project, a hydro-electrical project of which, when completed, will have a sustained output of a total installed power of 127.6 MW of Shala River in Albania, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful.

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

Employees

As of July 14, 2015, the Company has two employees.

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

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($1,012,401). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District of New York seeking to confirm the award. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator. On July 8, 2014, a judgment has been entered against 3Power in the Southern District of New York in the amount of $1,086,186.27. That judgment remains unpaid.

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

Wuersch Settlement

In November 2011, we entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch would accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments has been made to Wuersch and as such we are in default of the Wuersch Agreement. The total outstanding balance due as of March 31, 2015 was $504,518.

Hellenic Settlement

In connection with a 2011 settlement which we made with Hellenic Technologies, which settlement has been satisfied, as of March 31, 2015, we still owed Hellenic the sum of $28,000.

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

We reported net losses of approximately $1.1 million and $1.0 million in 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of approximately $17.8 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their reports on our consolidated financial statements for the fiscal years ended March 31, 2015 and 2014 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

To implement our Shala River hydropower projects, the Company requires capital to finance construction. The Company will enter into land lease agreements that will bind it to make payments irrespective of whether projects are realized and until such arrangements can be legitimately broken.  Furthermore, the Company may be required to make compensatory payments or provide local amenities under its licensing to local communities which will also occur as liabilities irrespective of project realization. To construct the projects, it is necessary for the Company to secure commercial debt finance at normal market rates. Achieving this requires the Company to secure firm sales agreements for its power production. Failure to do so may result in the company achieving lower than anticipated levels of debt and therefore a requirement for additional capital or substantially reduce the predicted investment returns. In the normal conduct of its wind business, the Company will be exposed to currency risk. Project acquisitions, leases and local operating costs may all have a negative effect on the project economics increasing capital requirements but local power sales may mitigate this.

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

We plan to attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. We have granted stock options to certain officers and directors.  The issuance of common shares pursuant to these options, and options issued in the future, will have the effect of reducing the percentage of ownership in our existing shareholders.

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

ITEM 3: LEGAL PROCEEDINGS

CRG Finance

In connection with the CRG Finance Loan, the Company issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($509,950 as of March 31, 2015) as on March 2, 2010.  The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 4).

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as a AAA arbitration.

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. On July 8, 2014, a judgment was been entered against 3Power in the Southern District of New York in the amount of $1,086,186.27. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator. That judgement remains unsatisfied.

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

Quarterly period	Low	High
Fiscal year ended March 31, 2015:
First Quarter	$0.02	$0.03
Second Quarter	$0.01	$0.06
Third Quarter	$0.01	$0.05
Fourth Quarter	$0.01	$0.03

Fiscal year ended March 31, 2014:
First Quarter	$0.02	$0.06
Second Quarter	$0.01	$0.04
Third Quarter	$0.02	$0.03
Fourth Quarter	$0.02	$0.05

(b) Holders.

As of July 14, 2015, there were approximately 28 stockholders of record of the Company’s common stock.

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

On June 5, 2012, the Company and Shala Energy executed a master acquisition agreement (the “Acquisition Agreement”) where Shala Energy agreed to transfer and the Company agreed to acquire 75% of the equity of Shala Energy. Under the Acquisition Agreement (the “Acquisiton”), the closing of the acquisition was subject to the Company’s completion and satisfaction of the due diligence on Shala Energy and Shala Energy’s partners with respect to their shares in Shala Energy and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). The Acquisition Agreement provided that the closing of the acquisition would occur no later than June 15, 2012.

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

Starting February 2013, the Company began the preliminary project design and we continue to seek capital to fund the project.

To get the project operational, we engaged a consortium of Indian industrial companies with expertise globally in hydro power projects engineering, financing, construction and operation. The consortium undertook to cover the cost of the development work and produce the bankable study in cooperation and with 3power control. In return, the consortium was granted the exclusive first right on the project construction as a general contractor.

The power plant is expected to be completed and connected to the national grid in 2017 and total construction cost is estimated to be USD 250M.

The company’s focus is in the Balkan Countries (Turkey, Albania, Bulgaria, Romania and Italy). The Company also plans to expand into the US market.

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

Results of Operations for the Years Ended March 31, 2015 Compared to Year Ended March 31, 2014

Income

We have not generated any income since our inception.

Expenses

During the fiscal years ended March 31, 2015 and 2014, selling, general, administrative and project development expenses were $1,093,937 in 2015 as compared to $953,572 in 2014. The increase in selling, general and administrative expenses of $140,365 was primarily due to an increase in travel and other operating expenses as compared to 2014. Our interest expense was $160,618 in 2015 as compared to $70,412 in 2014, as we adjusted to court determination the outstanding debt of CRG Financing in 2014.  Additionally, we recognized a gain of foreign currency exchange of $143,444 during the year ended March 31, 2015 as compared to $-0- last year. The net resulting net loss for 2015 was $1,111,111 as compared to a net loss of $1,023,984 in 2014.

Liquidity and Capital Resources

Our total cash and cash equivalents as of March 31, 2015 was $1,585 compared to the total cash and cash equivalents of $1,725 as of March 31, 2014.

As of March 31, 2015, our total assets were $9,757 compared to total assets $9,481 as of March 31, 2014 and the total current liabilities were $6,446,860 as of March 31, 2015 compared to $6,629,023 as of March 31, 2014. The decrease in current liabilities was primarily due to issuance of our common stock in settlement of $1,073,792 related party advances along with a net decrease in other accounts payable, accrued expense, accrued interest and notes payable of $38,643 offset with operating expenses incurred by related party on Company’s behalf.

Net cash used in operating activities was $140 for the year ended March 31, 2015 compared to net cash used in operating activities of $-0- for the year ended March 31, 2014. The negative cash flow from operating activities for the year ended March 31, 2015 consists of $1,111,111 net loss, gain on foreign currency exchange of $143,444 and an increase in prepaid and other assets of $416, offset with an increase in accounts payable and accrued expenses of $20,498, accrued interest of $160,618 and related party advances of $1,073,715. The negative cash flow from operating activities for the year ended March 31, 2014 consists of $1,023,984 net loss, offset with related party advances of $508,086, a decrease in prepaid and other assets of $7,664, increase in accounts payable and accrued expenses of $437,821 and in accrued interest of $70,413.

Net cash used in investing activities was $Nil for the years ended March 31, 2015 and 2014.

Net cash provided in financing activities was $Nil for the years ended March 31, 2015 and 2014.

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

The independent registered public accounting firm’s report on our March 31, 2015 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

Basis of presentation

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

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings (including notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of March 31, 2015, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

Functional currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's subsidiary’s functional currency is British pounds ("GBP"). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2015	March 31, 2014
Year-end GBP: USD exchange rate	$1.4834	$1.6637
Average Yearly GBP: USD exchange rate	$1.6132	$1.5893

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

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

Per share data

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2015 and 2014.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies relating to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of the contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 7A:  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

3POWER ENERGY GROUP, INC.

MARCH 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

3Power Energy Group, Inc.

Dubai, United Arab Emirates

We have audited the accompanying consolidated balance sheets of 3Power Energy Group, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for each of the two years in the period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 3Power Energy Group, Inc. as of March 31, 2015 and 2014, and the consolidated results of operations and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

July 14, 2015

3POWER ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,585	$1,725
Prepaid and other current assets	8,172	7,756
Total current assets	9,757	9,481

Total assets	$9,757	$9,481

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,165,759	$5,365,020
Accrued interest	602,747	442,129
Notes payable	509,950	653,394
Due to related parties	168,404	168,480
Total current liabilities	6,446,860	6,629,023

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 249,949,923 and 203,561,951 shares issued and outstanding as of March 31, 2015 and 2014, respectively	24,995	20,356
Additional paid in capital	11,468,714	10,399,561
Other comprehensive income (loss)	45,878	(173,880)
Accumulated deficit	(17,774,305)	(16,663,194)
Total deficit attributable to 3Power Energy Group, Inc.	(6,234,718)	(6,417,157)
Non-controlling interest	(202,385)	(202,385)
Total deficit	(6,437,103)	(6,619,542)

Total liabilities and deficit	$9,757	$9,481

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended March 31,
	2015	2014
Operating expenses:
Selling, general and administrative	$1,093,937	$953,572
Total operating expenses	1,093,937	953,572

Loss from operations	(1,093,937)	(953,572)

Other income (expense):
Interest expense	(160,618)	(70,412)
Gain on foreign currency exchange	143,444	-

Net loss before income taxes	(1,111,111)	(1,023,984)

Provision for income taxes	-	-

Net loss	(1,111,111)	(1,023,984)

Net loss attributable to Non-controlling interest	-	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(1,111,111)	$(1,023,984)

Loss per common share (basic and diluted):	$(0.00)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	229,162,235	147,455,593

Comprehensive loss:
Net loss	$(1,111,111)	$(1,023,984)
Foreign currency translation income (loss)	219,758	(176,587)

Comprehensive loss:	(891,352)	(1,200,571)
Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(891,352)	$(1,200,571)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

TWO YEARS ENDED MARCH 31, 2015

			Additional	Other		Non	Total
	Common stock		Paid in	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, March 31, 2013	113,146,380	$11,314	$7,306,067	$2,707	$(15,639,210)	$(202,385)	$(8,521,507)
Common stock issued in settlement of related party debts	56,538,152	5,654	1,977,753	-	-	-	1,983,407
Common stock issued as payment of accrued salaries	10,909,091	1,091	298,909	-	-	-	300,000
Common stock issued as payment of accrued services	16,454,546	1,646	638,354	-	-	-	640,000
Common stock issued in settlement of notes payable, related party	6,513,782	651	178,478	-	-	-	179,129
Foreign currency translation loss	-	-	-	(176,587)	-	-	(176,587)
Net loss	-	-	-	-	(1,023,984)	-	(1,023,984)
Balance, March 31, 2014	203,561,951	20,356	10,399,561	(173,880)	(16,663,194)	(202,385)	(6,619,542)
Common stock issued in settlement of related party debt	46,387,972	4,639	1,069,153	-	-	-	1,073,792
Foreign currency translation gain	-	-	-	219,758	-	-	219,758
Net loss	-	-	-	-	(1,111,111)	-	(1,111,111)
Balance, March 31, 2015	249,949,923	$24,995	$11,468,714	$45,878	$(17,774,305)	$(202,385)	$(6,437,103)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,111,111)	$(1,023,984)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on foreign currency exchange	(143,444)	-
Changes in operating assets and liabilities:
Advances from related party	1,073,715	508,086
Prepaid and other current assets	(416)	7,664
Accounts payable and accrued expenses	20,498	437,821
Accrued interest	160,618	70,413
Net cash used in operating activities:	(140)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of foreign currency rate change on cash	-	-

Net decrease in cash and cash equivalents	(140)	-

Cash and cash equivalents-beginning of period	1,725	1,725
Cash and cash equivalents-end of period	$1,585	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of accounts payable and accrued expenses	$-	$940,000
Common stock issued in settlement of related party advances and notes payable	$1,073,792	$2,162,536
Note payable issued in settlement of accounts payable	$-	$179,129

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Acquisition of Shala Energy sh .p .k:

On June 5, 2012, the Company and Shala Energy sh.p.k ("Shala") executed a master acquisition agreement (the “Acquisition Agreement”) where Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisition”), the closing of the acquisition is subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of the then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in the amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). Shala is a firm specializing in developing hydro-electric projects, owning and operating sustainable energy projects in the hydro, wind and solar power sectors in Albania.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

In connection the acquisition of Shala, the Company is obligated for an aggregate of 4% of the total project costs as facilitator fees in either cash or the Company's common stock to Capital Trust Holding AG, as advisor for the Shala acquisition transaction. During the year ended March 31, 2013, the Company accrued $600,000 due to the facilitator fees for feasibility studies in process and recorded as expenses. In December 2013, the Company issued to Capital Trust Holding AG and its affiliates, 15,000,000 shares of its common stock, valued at $0.04 per share in settlement of the facilitator fees for feasibility studies. Shala currently is not operational and has no material assets or liabilities as of March 31, 2015 and we are not certain when it will become operational.

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

The major classes of liabilities of 3Power Project Services Limited as of March 31, 2015 are as follows:

Current liabilities	$1,635,333

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of March 31, 2015 as below:

Current liabilities	$172,706

During the year ended March 31, 2013, the Company charged to operations £11,085 ($16,443) as loss on write-off of assets of its international subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings (including notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of March 31, 2015, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

Functional currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's subsidiary’s functional currency is British pounds ("GBP"). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2015	March 31, 2014
Year-end GBP: USD exchange rate	$1.4834	$1.6637
Average Yearly GBP: USD exchange rate	$1.6132	$1.5893

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Per share data

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2015 and 2014.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies relating to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of the contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of March 31, 2015, the Company has a deficit of $17,774,305 applicable to controlling interest compared with deficit of $16,663,194 applicable to controlling interest for the year ended March 31, 2014, and has incurred significant operating losses and negative cash flows. For the year ended March 31, 2015, the Company sustained a net loss attributable to the Company of $1,111,111 compared to a net loss of $1,023,984 for the year ended March 31, 2014. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity.   In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($509,950 at March 31, 2015) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of March 31, 2015, accrued interest on this note was $519,625. During the year ended March 31, 2015, the Company recognized a gain on foreign currency translation of $143,444 due to the change in exchange rates between the Euro and the USD.

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

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($1,012,401). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District of New York seeking to confirm the award. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator. On July 8, 2014, a judgment has been entered against 3Power in the Southern District of New York in the amount of $1,086,186. That judgment remains unpaid.

During the year ended March 31, 2014, the Company executed a promissory note for $179,129 to a significant shareholder for services previously rendered. The note is payable on demand, non-interest bearing and unsecured. In March 2014, the Company issued an aggregate of 6,513,782 shares valued at $0.03 per share in full satisfaction of promissory note.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of March 31, 2015 and 2014, 249,949,923 and 203,561,951 shares were issued and outstanding, respectively.

On August 15, 2013, the Company issued an aggregate of 34,288,606 shares in settlement of outstanding related party advances of $1,371,544.

In December 2013, the Company issued an aggregate of 15,000,000 shares valued at $0.04 per share in settlement of outstanding facilitator fees dues of $600,000 (Note 1).

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2015 and 2014, there were $168,404 and $168,480 advances outstanding, respectively.

As of March 31, 2015 and 2014, the Company owed approximately £117,918 ($174,920) and £117,918 ($196,180), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2015 and 2014, the Company owed approximately £177,548 ($263,375) and £177,548 ($295,387), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2015 and 2014, the Company owed approximately £88,753 ($131,656) and £88,753 ($147,658), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of March 31, 2015 and 2014, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,697) and £1,144 ($1,903), respectively.

During the year ended March 31, 2015 and 2014, the Company charged to operation $180,000 and $180,000 as salary to Board members, respectively.

During the year ended March 31, 2015 and 2014, the Company charged to operation $180,000 and $180,000 as consulting fees to a significant shareholder for services provided, respectively.

NOTE 7 - LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

	March 31, 2015	March 31, 2014
Net loss available for common shareholders	$(1,111,111)	$(1,023,984)
Basic net loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding-basic	229,162,235	147,455,593
Diluted net loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding-diluted	229,162,235	147,455,593

The Company had no common stock equivalents as of March 31, 2015 and 2014.

NOTE 8 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of March 31, 2015, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. Both companies were inactive as of March 31, 2015.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2014:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2013 through March 31, 2015:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2013	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2014	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2015	$608	$(202,993)	$(202,385)

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

For the years ended March 31, 2015 and 2014, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $4,005,000 and $2,893,000 respectively, which expire beginning in 2033. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended March 31, 2015 and 2014, the Company had available for UK income tax purposes net operating loss carryovers of approximately $2,228,000 and $2,228,000, respectively, which can be carried forward indefinitely. The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	March 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	487,000	420,000
	487,000	420,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(487,000)	(420,000)

Income tax provision (benefit)	$-	$-

Following tax rates were used to calculate deferred taxes for the years ended March 31, 2015 and 2014:

For US Entity:
Statutory federal income tax rate	35.00%
State income taxes rate	8.84%

Effective tax rate	43.84%
For UK Entity:
Statutory federal income tax rate	24.00%

The Company has filed its tax returns through March 31, 2014.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

NOTE 10- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of March 31, 2015 and 2014 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of March 31, 2015 and 2014 is $28,000.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, the date the consolidated financial statements are available to be issued. There are no subsequent events.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of segregation of duties and a limited corporate governance structure.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective for the material weakness described above.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the two years in the period ended March 31, 2015, included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the two years in the period ended March 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our current officers, directors and significant employees:

Name	Age	Position

Sharif Rahman	65	Chief Executive Officer, Chief Financial Officer and Director

Mohammed Falaknaz	48	Chairman of Board of Directors

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

Board Meetings and Committees; Annual Meeting Attendance

The Board had three members during the fiscal year ended March 31, 2015 and Board of the directors attended more than 75% of the board meetings.  The Company did not hold an annual meeting of the Company’s security holders during the fiscal year ending March 31, 2015.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Total
Sharif Rahman,	2015	$180,000.00	$-	$180,000.00
Chief Executive Officer, Chief Financial Officer and Director (1)	2014	$180,000.00	$-	$180,000.00

(1) Effective as of October 19, 2011, Mr. Sharif Rahman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011. Mr. Sharif Rahman was appointed as Chief Executive Officer of the Company on March 15, 2013.

Grants of Plan Based Awards in the Fiscal Year Ended March 31, 2015

No option grants were awarded to name executive officers for the fiscal year ended March 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors since our inception; accordingly, none were outstanding as of March 31, 2015.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED   STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 8, 2015 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Five Percent Shareholders
Ecoserve Limited (3) Attention: Dr. Knut Unger, Director Trust Company Complex, Aieltake Road Aieltake Island, Majuro, Marshall Islands MH96960	20,000,000	8.00%

Executive Officers and Directors (2 persons)

Sharif Rahman	10,909,091	4.36%

Dimitris Kazantis	1,260,000	0.50%

The mailing address for each of the listed individual is c/o 3Power Energy Group Inc., P.O. Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

(1) Based on 249,949,923 shares of common stock issued and outstanding as of July 8, 2015.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2015 and 2014, there were $168,480 and $168,480 advances outstanding, respectively (See Note 5 in above for repayment by shares).

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

As of March 31, 2015 and 2014, the Company owed approximately £117,918 ($174,920) and £117,918 ($196,180), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2015 and 2014, the Company owed approximately £177,548 ($263,375) and £177,548 ($295,387), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2015 and 2014, the Company owed approximately £88,753 ($131,656) and £88,753 ($147,658), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of March 31, 2015 and 2014, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,697) and £1,144 ($1,903), respectively.

During the year ended March 31, 2015 and 2014, the Company charged to operation $180,000 and $ 360,000 respectively, respectively, as salary to Board members.

During the year ended March 31, 2015 and 2015, the Company charged to operation $180,000 and $180,000, respectively, as consulting fees to a significant shareholder for services provided.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our registered public accountants for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2015 and 2014 totaled $ 40,000.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2008.

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

Exhibit 10.1	Financing Agreement, dated as of March 2, 2010, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.2	Senior Promissory Note, dated as of March 2, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2010.

Exhibit 10.3	Master Acquisition Agreement, by and between the Company, DFD Select Group Ltd. and Enway SAS, dated as of July 2, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.4	Master Acquisition Agreement, by and between the Company and Superserve Ltd., dated as of August 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2010.

Exhibit 10.5	Cooperation Agreement dated December 30, 2011, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 10.6	Extension Agreement dated April 5, 2012, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 10.7	Master Acquisition Agreement dated June 5, 2012, by and between the Company and Shala Energy sh.p.k. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.

Exhibit 14.1	Code of Ethics for Senior Financial Officers, incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2005.

Exhibit 21	List of Subsidiaries, incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2012.

Exhibit 31.1	Certification of Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of the Principal Executive Officer, Principal Financial and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. *

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3POWER ENERGY GROUP INC.

By:	/s/ Sharif Rahman
Name: Sharif Rahman
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)
Date: July 14, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sharif Rahman	Chief Executive Officer and Chief Financial Officer	July 14, 2015
Sharif Rahman	Director (Principal Executive Officer, Principal Financial and Chief Accounting Officer)

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board of Directors	July 14, 2015

