Form 10-Q
period 2015-06-30
3Power Energy Group Inc.
filed 2015-08-19
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 19, 2015, 249,949,923 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

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

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,307	$1,585
Prepaid and other current assets	41,486	8,172
Total current assets	44,793	9,757

Property and equipment, net	40,471	-

Total assets	$85,264	$9,757

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,378,110	$5,165,759
Accrued interest	641,356	602,747
Notes payable	521,418	509,950
Due to related parties	416,221	168,404
Total current liabilities	6,957,105	6,446,860

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 249,949,923 shares issued and outstanding as of June 30, 2015 and March 31, 2015	24,995	24,995
Additional paid in capital	11,468,714	11,468,714
Other comprehensive (loss) income	(61,746)	45,878
Accumulated deficit	(18,070,484)	(17,774,305)
Total deficit attributable to 3Power Energy Group, Inc.	(6,638,520)	(6,234,718)
Non-controlling interest	(233,320)	(202,385)
Total deficit	(6,871,841)	(6,437,103)

Total liabilities and deficit	$85,264	$9,757

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,
	2015	2014
Operating expenses:
Selling, general and administrative	$276,297	$204,079
Depreciation	740	-
Total operating expenses	277,037	204,079

Loss from operations	(277,037)	(204,079)

Other income (expense):
Interest expense	(38,609)	(37,965)
Foreign currency transaction loss	(11,468)	-

Net loss before income taxes	(327,114)	(242,044)

Provision for income taxes	-	-

Net loss	(327,114)	(242,044)

Net loss attributable to non-controlling interest	30,935	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(296,179)	$(242,044)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	249,949,923	204,679,039

Comprehensive loss:
Net loss	$(327,114)	$(242,044)
Foreign currency translation loss	(107,624)	(47,657)

Comprehensive loss:	(434,738)	(289,701)
Comprehensive loss attributable to non-controlling interest	30,935	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(403,803)	$(289,701)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(327,114)	$(242,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	740	-
Foreign currency transaction loss	11,468
Changes in operating assets and liabilities:
Advances from related party	247,817	149,666
Prepaid and other current assets	(33,314)	884
Accounts payable and accrued expenses	104,727	53,529
Accrued interest	38,609	37,965
Net cash provided by operating activities:	42,933	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(41,211)	-
Net cash used in investing activities	(41,211)	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of foreign currency rate change on cash	-	-

Net increase in cash and cash equivalents	1,722	-

Cash and cash equivalents-beginning of period	1,585	1,725
Cash and cash equivalents-end of period	$3,307	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of related party notes payable and accrued interest	$-	$357,825

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

JUNE 30, 2015

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

During the three months ended June 30, 2015, Shala began operations, acquiring assets and incurring costs. As such, its activity is including in the unaudited condensed consolidated balance sheet and statement of operations for the current period.

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

The major classes of liabilities of 3Power Project Services Limited as of June 30, 2015 are as follows:

Current liabilities	$1,732,769

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of June 30, 2015 as below:

Current liabilities	$182,986

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2015, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending March 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2015.

Basis of presentation:

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation

Revenue Recognition

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Functional currency

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars ("USD"). The Company's functional currencies are British pounds ("GBP") and Albania Lek (“LEK”). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	June 30,	March 31,
	2015	2015
Period-end GBP: USD exchange rate	$1.5717	$1.4834
Period-end LEK: USD exchange rate	$0.008	$ NA

Income statement:

	June 30,	June 30,
	2015	2014
Average Three Month GBP: USD exchange rate	$1.531	$1.6687
Average Three Month LEK: USD exchange rate	$0.008	$ NA

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of June 30, 2015 and 2014.

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2015 and March 31, 2015, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of June 30, 2015, the Company has a deficit of $18,070,484 applicable to controlling interest compared with a deficit of $17,774,305 applicable to controlling interest as of March 31, 2015, and has incurred significant operating losses and negative cash flows. For the three months ended June 30, 2015, the Company sustained a net loss of $327,114 compared to a net loss of $242,044 for the three months ended June 30, 2014. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and March 31, 2015 summarized as follows:

	June 30, 2015	March 31, 2015
Furniture and equipment	$14,023	$-
IT and other equipment	27,188	-
	41,211	-
Less accumulated depreciation	(740)	-
	$40,471	$-

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment in accordance with the guidance for impairment of long lived assets.

During the three months ended June 30, 2015 and 2014, the Company charged to operations depreciation expense of $740, and $0, respectively.

NOTE 5 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($521,418 at June 30, 2015) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of June 30, 2015, accrued interest on this note was $558,234.

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of June 30, 2015 and March 31, 2015, 249,949,923 shares were issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2015 and March 31, 2015, there were $416,221 and $168,404 advances outstanding, respectively.

As of June 30, 2015 and March 31, 2015, the Company owed approximately £117,918 ($185,377) and £117,918 ($174,920), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2015 and March 31, 2015, the Company owed approximately £177,548 ($279,052) and £177,548 ($263,375), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2015 and March 31, 2015, the Company owed approximately £88,753 ($139,493) and £88,753 ($131,656), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of June 30, 2015 and March 31, 2015, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,798) and £1,144 ($1,697), respectively.

During the three months ended June 30, 2015 and 2014, the Company charged to operation $45,000 and $45,000 as salary to Board members, respectively.

During the three months ended June 30, 2015 and 2014, the Company charged to operation $45,000 and $45,000 as consulting fees to a significant shareholder for services provided, respectively.

NOTE 8 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of June 30, 2015, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of June 30, 2015.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$123,738
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$30,935

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2014:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2014 through June 30, 2015:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2014	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2015	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	(30,935)	(30,935)
Balance, June 30, 2015	$608	$(233,928)	$(233,320)

NOTE 10- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of June 30, 2015 and March 31, 2015 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of June 30, 2015 and March 31, 2015 is $28,000.

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

JUNE 30, 2015

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service are inactive as of June 30, 2015.

The Business

The principle planned business of the Company is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies.  The core approach of the Company’s planned business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government backed financial support for the development of renewable energy.  The strategic plan of the Company is to develop power plants and sell electricity in mature and emerging international energy markets at secure rates with the highest potential margins for return on investment.

Acquisition of Shala Energy sh .p .k:

On June 5, 2012, the Company and Shala Energy sh.p.k ("Shala") executed a master acquisition agreement (the “Acquisition Agreement”) whereby Shala agreed to transfer and the Company agreed to acquire 75% of the equity of Shala. Under the Acquisition Agreement (the “Acquisition”), the closing of the acquisition was subject to the Company’s completion and satisfaction of the due diligence on Shala and Shala’s partners with respect to their shares in Shala and upon the Company’s payment of the first year premium for the insurance bond premium issued in favor of the Ministry of Economy, Trade and Energy of Republic of Albania in replacement of the then existing bank guarantee issued in favor of Ministry of Economy, Trade and Energy of Republic of Albania for the Shala River Concession Agreement, in the amount of 7,230,315 Euro (the “Required Insurance Bond Premium”). Shala is a firm specializing in developing hydro-electric projects, owning and operating sustainable energy projects in the hydro, wind and solar power sectors in Albania.

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

During the three months ended June 30, 2015, Shala began operations, acquiring assets and incurring costs. As such, this activity is including in our unaudited condensed consolidated balance sheet and statement of operations for the current period.

Current Focus

We currently have only one project, a hydro-electrical project of a total installed power of 127.6 MW of Shala River in Albania, and the commercialization of this project is in its infancy. Our intended markets may not utilize our producible products, and it may not be commercially successful.

We intend to develop additional projects but to date, none have proven to be commercially viable or successful.

 Results of Operations For The Three Months Ended June 30, 2015 And 2014

We had revenues from operations in the amount of $Nil for the three months ended June 30, 2015 and 2014.

We incurred operating expenses of $277,037 for the three months ended June 30, 2015 compared to $204,079 for the three months ended June 30, 2014. This increase was primarily attributable to start up and other costs incurred with our majority owned subsidiary, Shala Energy.

Our interest expense was $38,609 for the three months ended June 30, 2015 as compared to $37,965 for the same period in 2014. The increase of $644 or 2% was due primarily to added charges assessed against our CRG note payable relating to the final judgment and to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction loss of $11,468 during the three months ended June 30, 2015 as compared to $-0- last year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of June 30, 2015 was $3,307 compared to the total cash and cash equivalents of $1,585 as of March 31, 2015.

As of June 30, 2015, our total current assets were $44,793 compared to total current assets $9,757 as of March 31, 2015 and the total current liabilities were $6,957,105 as of June 30, 2015 compared to $6,446,860 as of March 31, 2015. The increase in current liabilities was primarily due increase in accounts payable and accrued expenses of $212,350 and $247,817 related party debt.

Net cash provided by operating activities was $42,933 for the three months ended June 30, 2015 compared to net cash used in operating activities of $-0- for the three months ended June 30, 2014. The cash flow from operating activities consists of $327,114 net loss, with payments on the Company’s behalf by related party of $247,817 and deprecation of $740, foreign currency transaction loss of $11,468, an increase in prepaid and other assets of $(33,314), increase in accounts payable and accrued expenses of $104,727 and an increase in accrued interest of $38,609.

Net cash used in investing activities was $41,211 for the three months ended June 30, 2015 reflecting purchases of equipment by our majority owned subsidiary, Shala Energy; as compared to $Nil for the same period last year.

Net cash provided by financing activities was $Nil for the three months ended June 30, 2015 and 2014.

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

Foreign Currency Translation and Transactions

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars (“USD”). The functional currency of our subsidiaries is British pounds (“GBP”) and Albania Lek (“LEK”). The financial statements of subsidiaries are translated into USD in accordance with the Codification ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods.  The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in shareholders’ equity in accordance with the Codification ASC 220, “Comprehensive Income.”

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP at the rate on the date of the transaction and included in the results of operations as incurred.  There were no material transaction gains or losses in the periods presented.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at June 30, 2015 and March 31, 2015 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2015 and 2014 related to losses incurred during such periods.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 5 above). However, the Company’s contention is that the promissory note was satisfied by a third party, Rudana Investment Group AG.

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as an AAA arbitration. On June 5, 2013, CRG filed its statement of claim with the AAA in the International Center for Disputed Resolution division. The Company filed its statement answer on July 8, 2013. The Company denies the allegations in the complaint and claims it is without merit. In defense of the action, the Company’s counsel vigorously sought documents from Rudana in an effort to establish the Company’s defense. However, due to the fact that Rudana was in the midst of a bankruptcy action in the Swiss Bankruptcy Court, the Company’s counsel sought an order from the AAA Arbitrator authorizing the Swiss Bankruptcy Court to provide documents establishing Rudana’s satisfaction of the debt. On or about December 13, 2013, the AAA Arbitrator entered such an order and the Company’s counsel requested the documents. However, after the Company’s counsel made several requests to postpone the arbitration to allow time to receive the requested documents, the Company was not able to obtain the necessary documents from the Swiss Bankruptcy Court.

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

3POWER ENERGY GROUP, INC.

Dated: August 19, 2015	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)