Form 10-Q
period 2015-09-30
3Power Energy Group Inc.
filed 2015-11-18
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 14, 2015, 249,949,923 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,779	$1,585
Prepaid and other current assets	42,797	8,172
Total current assets	45,576	9,757

Property and equipment, net	39,101	-

Total assets	$84,677	$9,757

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,391,653	$5,165,759
Accrued interest	683,095	602,747
Notes payable	527,152	509,950
Due to related parties	559,909	168,404
Total current liabilities	7,161,809	6,446,860

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 249,949,923 shares issued and outstanding as of September 30, 2015 and March 31, 2015	24,995	24,995
Additional paid in capital	11,468,714	11,468,714
Other comprehensive income	5,656	45,878
Accumulated deficit	(18,333,451)	(17,774,305)
Total deficit attributable to 3Power Energy Group, Inc.	(6,834,086)	(6,234,718)
Non-controlling interest	(243,046)	(202,385)
Total deficit	(7,077,132)	(6,437,103)

Total liabilities and deficit	$84,677	$9,757

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Selling, general and administrative	$223,926	$289,757	$500,223	$493,836
Depreciation	1,018	-	1,758	-
Total operating expenses	224,944	289,757	501,981	493,836

Loss from operations	(224,944)	(289,757)	(501,981)	(493,836)

Other income (expense):
Interest expense	(42,015)	(39,389)	(80,624)	(77,354)
Foreign currency transaction loss	(5,734)	-	(17,202)	-
Total other expenses	(47,749)	(39,389)	(97,826)	(77,354)

Net loss before income taxes	(272,693)	(329,146)	(599,807)	(571,190)

Provision for income taxes	-	-	-	-

Net loss	(272,693)	(329,146)	(599,807)	(571,190)

Net loss attributable to Non-controlling interest	9,726	-	40,661	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(262,967)	$(329,146)	$(559,146)	$(571,190)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	249,949,923	223,892,947	249,949,923	214,338,490

Comprehensive loss:
Net loss	$(272,693)	$(329,146)	$(599,807)	$(571,190)
Foreign currency translation (loss) income	67,402	96,167	(40,222)	48,510

Comprehensive loss:	(205,291)	(232,979)	(640,029)	(522,680)
Comprehensive loss attributable to non-controlling interest	9,726	-	40,661	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(195,565)	$(232,979)	$(599,368)	$(522,680)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(599,807)	$(571,190)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,758	-
Foreign currency transaction loss	17,202	-
Changes in operating assets and liabilities:
Advances from related party	391,505	622,083
Prepaid and other current assets	(34,625)	884
Accounts payable and accrued expenses	185,672	(129,131)
Accrued interest	80,348	77,354
Net cash provided by operating activities:	42,053	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(40,859)	-
Net cash used in investing activities	(40,859)	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of foreign currency rate change on cash	-	-

Net increase in cash and cash equivalents	1,194	-

Cash and cash equivalents-beginning of period	1,585	1,725
Cash and cash equivalents-end of period	$2,779	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of related party payable	$-	$742,053

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 — ORGANIZATION AND BUSINESS

3Power Energy Group, Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 under the name ATM Financial Corp. On April 1, 2008, the Company changed its name from ATM Financial Corp. to Prime Sun Power Inc.  On March 30, 2011, the Company changed its name from Prime Sun Power Inc. to 3Power Energy Group, Inc. and increased its authorized share capital to 300,000,000 shares. The Company is in the business of producing renewable generated electrical power and other alternative energies.

The Company's primary effort is to sell electricity generated by solar, wind, hydro, biomass and other renewable energy resources and to develop, build and operate power plants based on these technologies. The core approach of the Company's business is to deliver energy in markets where there is an inherent energy gap between supply and demand or where there exists long term, stable, government back by financial support for development of renewable energy.

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

SEPTEMBER 30, 2015

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

During the six months ended September 30, 2015, Shala began operations, acquiring assets and incurring costs. As such, its activity is including in the unaudited condensed consolidated balance sheet and statement of operations for the current period.

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

The Company was also required to deliver to the Official Receiver’s Office certain assets (cash or cheque) and accounting records that are still in its possession or control. The Company has attended the interview and delivered all the available accounting records to the Officer Receiver’s Office. No order confirming a plan of reorganization, arrangement or liquidation has been entered as of this filing.

The major classes of liabilities of 3Power Project Services Limited as of September 30, 2015 are as follows:

Current liabilities	$1,671,713

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of September 30, 2015 as below:

Current liabilities	$176,547

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending March 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2015.

Basis of presentation:

The unaudited condensed consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation

Revenue Recognition

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

SEPTEMBER 30, 2015

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30,	March 31,
	2015	2015
Period-end GBP: USD exchange rate	$1.5164	$1.4834
Period-end LEK: USD exchange rate	$0.0079	$ NA

Income statement:

	September 30,	September 30,
	2015	2014
Average Six Month GBP: USD exchange rate	$1.5407	$1.6765
Average Six Month LEK: USD exchange rate	$0.0078	$ NA

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of September 30, 2015 and 2014.

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2015 and March 31, 2015, the Company has not recorded any unrecognized tax benefits.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

There were other various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 3 — GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of September 30, 2015, the Company has a deficit of $18,333,451 applicable to controlling interest compared with a deficit of $17,774,305 applicable to controlling interest as of March 31, 2015, and has incurred significant operating losses and negative cash flows. For the six months ended September 30, 2015, the Company sustained a net loss of $559,146 compared to a net loss of $571,190 for the six months ended September 30, 2014. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and March 31, 2015 summarized as follows:

	September 30, 2015	March 31, 2015
Furniture and equipment	$14,143	$-
IT and other equipment	26,716	-
	40,859	-
Less accumulated depreciation	(1,758)	-
	$39,101	$-

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

During the three and six months ended September 30, 2015, the Company charged to operations depreciation expense of $1,018 and $1,758, respectively. During the three and six months ended September 30, 2014, the Company charged to operations depreciation expense of $-0-.

NOTE 5 — NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($527,152 at September 30, 2015) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of September 30, 2015, accrued interest on this note was $598,973.

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The Final Hearing in the AAA arbitration took place on February 27, 2014, wherein the Company was not able to establish its defense due to the lack of evidence from Rudana. The AAA Arbitrator entered an award of Euro 470,000 plus interest at the annual rate of 7.5% against the Company. As of March 31, 2014, the total award against the Company is Euro 728,241 ($816,795). On or about April 4, 2014, in an effort to perfect this award against the Company, CRG filed a petition with the Southern District of New York seeking to confirm the award. In addition, the Company accrued total of $56,835 as reimbursement of attorney fees and cost incurred by CRG and $15,500 as administrative fees and compensation to the Arbitrator. On July 8, 2014, a judgment has been entered against 3Power in the Southern District of New York in the amount of $1,086,186. That judgment remains unpaid.

NOTE 6 — COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of September 30, 2015 and March 31, 2015, 249,949,923 shares were issued and outstanding.

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2015 and March 31, 2015, there were $559,909 and $168,404 advances outstanding, respectively.

As of September 30, 2015 and March 31, 2015, the Company owed approximately £117,918 ($178,811) and £117,918 ($174,920), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of September 30, 2015 and March 31, 2015, the Company owed approximately £177,548 ($269,234) and £177,548 ($263,375), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of September 30, 2015 and March 31, 2015, the Company owed approximately £88,753 ($134,585) and £88,753 ($131,656), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company, included in accounts payable and accrued expenses in balance sheet.

As of September 30, 2015 and March 31, 2015, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,735) and £1,144 ($1,697), respectively, included in accounts payable and accrued expenses in balance sheet.

During the six months ended September 30, 2015 and 2014, the Company charged to operation $90,000 and $90,000 as salary to Board members, respectively.

During the three months ended September 30, 2015 and 2014, the Company charged to operation $45,000 and $45,000 as salary to Board members, respectively.

During the six months ended September 30, 2015 and 2014, the Company charged to operation $90,000 and $90,000 as consulting fees to a significant shareholder for services provided, respectively.

During the three months ended September 30, 2015 and 2014, the Company charged to operation $45,000 and $45,000 as consulting fees to a significant shareholder for services provided, respectively.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 8 — NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of September 30, 2015, 75% interest in Shala Energy sh.pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of September 30, 2015.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended September 30, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$38,904
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$9,726

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended September 30, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$162,642
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$40,661

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three and six months ended September 30, 2014:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2014 through September 30, 2015:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2014	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2015	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	(40,661)	(40,661)
Balance, September 30, 2015	$608	$(243,654)	$(243,046)

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of September 30, 2015 and March 31, 2015 is $504,518, included in accounts payable and accrued expenses in balance sheet.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of September 30, 2015 and March 31, 2015 is $28,000, included in accounts payable and accrued expenses in balance sheet.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10 - SUBSEQUENT EVENTS

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service are inactive as of September 30, 2015.

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

During the six months ended September 30, 2015, Shala began operations, acquiring assets and incurring costs. As such, this activity is including in our unaudited condensed consolidated balance sheet and statement of operations for the current period.

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

Results of Operations For The Three Months Ended September 30, 2015 And 2014

We had revenues from operations in the amount of $Nil for the three months ended September 30, 2015 and 2014.

We incurred operating expenses of $224,944 for the three months ended September 30, 2015 compared to $289,757 for the three months ended September 30, 2014. The decrease is due to less travel and other cost in the current period as compared to prior year, offset by depreciation expense of $1,018 incurred with our majority owned subsidiary Shala Energy.

Our interest expense was $42,015 for the three months ended September 30, 2015 as compared to $39,389 for the same period in 2014. The increase of $2,626 or 7% was due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction loss of $5,734 during the three months ended September 30, 2015 as compared to $-0- last year.

Results of Operations For The Six Months Ended September 30, 2015 And 2014

We had revenues from operations in the amount of $Nil for the six months ended September 30, 2015 and 2014.

We incurred operating expenses of $501,981 for the six months ended September 30, 2015 compared to $493,836 for the six months ended September 30, 2014. This increase was primarily attributable to start up and other costs incurred with our majority owned subsidiary, Shala Energy.

Our interest expense was $80,624 for the six months ended September 30, 2015 as compared to $77,354 for the same period in 2014. The increase of $3,270 or 4% was due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction loss of $17,202 during the six months ended September 30, 2015 as compared to $-0- last year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of September 30, 2015 was $2,779 compared to the total cash and cash equivalents of $1,585 as of March 31, 2015.

As of September 30, 2015, our total current assets were $45,576 compared to total current assets $9,757 as of March 31, 2015 and the total current liabilities were $7,161,809 as of September 30, 2015 compared to $6,446,860 as of March 31, 2015. The increase in current liabilities was primarily due increase in accounts payable and accrued expenses of $225,894 and $391,505 related party debt.

Net cash provided by operating activities was $42,053 for the six months ended September 30, 2015 compared to net cash used in operating activities of $-0- for the six months ended September 30, 2014. The cash flow from operating activities consists of $599,807 net loss, with payments on the Company’s behalf by related party of $391,505 and deprecation of $1,758, foreign currency transaction loss of $17,202, an increase in prepaid and other assets of $(34,625), increase in accounts payable and accrued expenses of $185,672 and an increase in accrued interest of $80,348.

Net cash used in investing activities was $40,859 for the six months ended September 30, 2015 reflecting purchases of equipment by our majority owned subsidiary, Shala Energy; as compared to $Nil for the same period last year.

Net cash provided by financing activities was $Nil for the six months ended September 30, 2015 and 2014.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2015 and March 31, 2015 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the six months ended September 30, 2015 and 2014 related to losses incurred during such periods.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective.

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

3POWER ENERGY GROUP, INC.

Dated: November 18, 2015	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)