Form 10-K
period 2016-03-31
3Power Energy Group Inc.
filed 2016-07-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,533,425. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 249,949,923 shares of Common Stock, par value $.0001, outstanding as of July 14, 2016.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service are inactive as of March 31, 2016.

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

During the year ended March 31, 2016, Shala began operations, acquiring assets and incurring costs. As such, this activity is including in our consolidated balance sheet and statement of operations for the current period.

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

Employees

As of July 14, 2016, the Company has two employees.

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

Settlement Agreements

Wuersch Settlement

In November 2011, we entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch would accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments has been made to Wuersch and as such we are in default of the Wuersch Agreement. The total outstanding balance due as of March 31, 2016 was $504,518.

Hellenic Settlement

In connection with a 2011 settlement which we made with Hellenic Technologies, which settlement has been satisfied, as of March 31, 2016, we still owed Hellenic the sum of $28,000.

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

We reported net losses of approximately $0.9 million and $1.1 million in 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of approximately $18.6 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their reports on our consolidated financial statements for the fiscal years ended March 31, 2016 and 2015 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

Public opposition toward wind power may make it more difficult to obtain and maintain necessary permits and authorizations required to develop or maintain a wind power generation facility.  Public opposition to wind power generation facilities has been increasing.  Public opposition may lead to legal challenges that may result in the invalidation of a permit or, in certain cases, the dismantling of an existing wind power facility as well as increased cost and delays. Reduced acceptance of wind power facilities by local communities, an increase in the number of legal challenges or an unfavorable trend in the outcome of these challenges could prevent the Company from initiating or implementing its business plans, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Grid connections and access to transmission networks will be critical to development of wind power projects; failure to obtain sufficient grid and network connections would adversely affect Company operations and financial performance.  Wind power facility operators will be dependent on grid connections and electric transmission networks owned and operated by third parties.  If such connections and networks are not available or reliable, the value of Company wind power projects may be adversely affected.  The capacity of the local transmission networks may be subject to limitations. Owners of network may require expensive and time consuming special interconnection standards.  The Company may be required to pay some or all of the costs of improving existing transmission facilities to support the additional electricity that a wind power facility will deliver into the network. The economic viability of certain wind power projects will depend on whether it is possible to interconnect with transmission networks at reasonable cost.  Some wind power facilities may be located in remote areas with limited transmission networks where intense competition may exist for access and carrying capacity on existing transmission facilities.

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

The Company is a “voluntary filer” with the U.S. Securities and Exchange Commission.  This means that the Company is not required to file Current and Periodic Reports with the U.S. Securities and Exchange Commission.  The Company is not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002.  Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company’s securities do not need to report on acquisitions or depositions of the Company’s securities or their plans regarding their influence and control over the Company.  Therefore, the Company’s status a voluntary filer reduces investors’ rights to access significant information regarding the Company and its controlling shareholders.

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

ITEM 3: LEGAL PROCEEDINGS

CRG Finance

In connection with the CRG Finance Loan, the Company issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($533,699 as of March 31, 2016) as on March 2, 2010.  The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

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

Quarterly period	Low	High
Fiscal year ended March 31, 2016:
First Quarter	$0.02	$0.04
Second Quarter	$0.01	$0.09
Third Quarter	$0.02	$0.14
Fourth Quarter	$0.04	$0.25

Fiscal year ended March 31, 2015:
First Quarter	$0.02	$0.03
Second Quarter	$0.01	$0.06
Third Quarter	$0.01	$0.05
Fourth Quarter	$0.01	$0.03

(b) Holders.

As of July 14, 2016, there were approximately 28 stockholders of record of the Company’s common stock.

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

Results of Operations for the Years Ended March 31, 2016 Compared to Year Ended March 31, 2015

Income

We have not generated any income since our inception.

Expenses

During the fiscal years ended March 31, 2016 and 2015, selling, general, administrative and project development expenses were $747,078 in 2016 as compared to $1,093,937 in 2015. The decrease in selling, general and administrative expenses of $346,859 was primarily due to a decrease in salaries, travel and other operating expenses as compared to 2015. Our interest expense was $167,630 in 2016 as compared to $160,618 in 2015 primarily due to compounding of interest.  Additionally, we recognized a loss of foreign currency exchange of $23,749 during the year ended March 31, 2016 as compared to a gain of $143,444 last year. The net resulting net loss for 2016 was $942,206 as compared to a net loss of $1,111,111 in 2015. Net loss attributable to Non-controlling interest for 2016 was $81,423 as compared to $0 in 2015.

Liquidity and Capital Resources

Our total cash and cash equivalents as of March 31, 2016 was $9,097 compared to the total cash and cash equivalents of $1,585 as of March 31, 2015.

As of March 31, 2016, our current assets were $19,954 compared to total assets $9,757 as of March 31, 2015 and the total current liabilities were $7,399,819 as of March 31, 2016 compared to $6,446,860 as of March 31, 2015. The increase in current liabilities was primarily due to increase related party borrowing of $676,725 and increases in our accounts payable, accrued interest and notes payable.

Net cash provided by operating activities was $49,086 for the year ended March 31, 2016 compared to net cash used in operating activities of $140 for the year ended March 31, 2015. The cash flow from operating activities for the year ended March 31, 2016 consists of $942,206 net loss, and an increase in prepaid and other assets of $2,685, offset with depreciation of $3,749, a loss on foreign currency translation of $23,749, an increase in accounts payable and accrued expenses of $123,608, accrued interest of $166,146 and related party advances of $676,725. The negative cash flow from operating activities for the year ended March 31, 2015 consists of $1,111,111 net loss and gain on foreign currency translation of $143,444 and increase in prepaid and other current assets of $416, offset with related party advances of $1,073,715, increase in accounts payable and accrued expenses of $20,498 and in accrued interest of $160,618.

Net cash used in investing activities was $41,574 for the year ended March 31, 2016 comprised of property and equipment purchases as compared to $-0- for the year ended March 31, 2015.

Net cash provided in financing activities was $Nil for the years ended March 31, 2016 and 2015.

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

The independent registered public accounting firm’s report on our March 31, 2016 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

As of March 31, 2016, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

Functional currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's subsidiary’s functional currency is British pounds ("GBP") and Albania Lek (“LEK”). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, Comprehensive Income.

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31,	March 31,
	2016	2015
Period-end GBP: USD exchange rate	$1.43677	$1.4834
Period-end LEK: USD exchange rate	$0.00803	$ NA

Income statement:

	March 31,	March 31,
	2016	2015
Average Yearly GBP: USD exchange rate	$1.43236	$1.6132
Average Yearly LEK: USD exchange rate	$0.00803	$ NA

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011, which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2016 and 2015.

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

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606).” The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

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

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

3POWER ENERGY GROUP, INC.

MARCH 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

3Power Energy Group, Inc.

Dubai, United Arab Emirates

We have audited the accompanying consolidated balance sheets of 3Power Energy Group, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for each of the two years in the period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 3Power Energy Group, Inc. as of March 31, 2016 and 2015, and the consolidated results of operations and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

July 14, 2016

3POWER ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,097	$1,585
Prepaid and other current assets	10,857	8,172
Total current assets	19,954	9,757

Property and equipment, net	37,825	-

Total assets	$57,779	$9,757

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,252,098	$5,165,759
Accrued interest	768,893	602,747
Notes payable	533,699	509,950
Due to related parties	845,129	168,404
Total current liabilities	7,399,819	6,446,860

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 249,949,923 shares issued and outstanding as of March 31, 2016 and 2015	24,995	24,995
Additional paid in capital	11,468,714	11,468,714
Other comprehensive income	83,147	45,878
Accumulated deficit	(18,635,088)	(17,774,305)
Total deficit attributable to 3Power Energy Group, Inc.	(7,058,232)	(6,234,718)
Non-controlling interest	(283,808)	(202,385)
Total deficit	(7,342,040)	(6,437,103)

Total liabilities and deficit	$57,779	$9,757

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended March 31,
	2016	2015
Operating expenses:
Selling, general and administrative	$747,078	$1,093,937
Depreciation	3,749	-
Total operating expenses	750,827	1,093,937

Loss from operations	(750,827)	(1,093,937)

Other income (expense):
Interest expense	(167,630)	(160,618)
Foreign currency transaction (loss) gain	(23,749)	143,444

Net loss before income taxes	(942,206)	(1,111,111)

Provision for income taxes	-	-

Net loss	(942,206)	(1,111,111)

Net loss attributable to Non-controlling interest	81,423	-

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(860,783)	$(1,111,111)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	249,949,923	229,162,235

Comprehensive loss:
Net loss	$(942,206)	$(1,111,111)
Foreign currency translation income	37,269	219,758

Comprehensive loss:	(904,937)	(891,353)
Comprehensive loss attributable to non-controlling interest	81,423	-

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(823,514)	$(891,353)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

TWO YEARS ENDED MARCH 31, 2016

			Additional	Other		Non
	Common stock		Paid in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, March 31, 2014	203,561,951	$20,356	$10,399,561	$(173,880)	$(16,663,194)	$(202,385)	$(6,619,542)
Common stock in settlement of related party debt	46,387,972	4,639	1,069,153	-	-	-	1,073,792
Foreign currency translation gain	-	-	-	219,758	-	-	219,758
Net loss	-	-	-	-	(1,111,111)	-	(1,111,111)
Balance, March 31, 2015	249,949,923	$24,995	$11,468,714	$45,878	$(17,774,305)	$(202,385)	$(6,437,103)
Foreign currency translation gain	-	-	-	37,269	-	-	37,269
Net loss	-	-	-	-	(860,783)	(81,423)	(942,206)
Balance, March 31, 2016	249,949,923	$24,995	$11,468,714	$83,147	$(18,635,088)	$(283,808)	$(7,342,040)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(942,206)	$(1,111,111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,749	-
Foreign currency transaction loss (gain)	23,749	(143,444)
Changes in operating assets and liabilities:
Advances from related party	676,725	1,073,715
Prepaid and other current assets	(2,685)	(416)
Accounts payable and accrued expenses	123,608	20,498
Accrued interest	166,146	160,618
Net cash provided by (used in) operating activities:	49,086	(140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(41,574)	-
Net cash used in investing activities	(41,574)	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of foreign currency rate change on cash	-	-

Net increase in cash and cash equivalents	7,512	(140)

Cash and cash equivalents-beginning of period	1,585	1,725
Cash and cash equivalents-end of period	$9,097	$1,585

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of related party notes payable and accrued interest	$-	$1,073,792

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

MARCH 31, 2016 AND 2015

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

During the year ended March 31, 2016, Shala began operations, acquiring assets and incurring costs. As such, its activity is including in the consolidated balance sheet and statement of operations for the current period.

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

The major classes of liabilities of 3Power Project Services Limited as of March 31, 2016 are as follows:

Current liabilities	$1,583,816

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. Such strike-off application has yet to be approved as of the date of this report. 3Power Energy Limited had liabilities as of March 31, 2016 as below:

Current liabilities	$167,388

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

MARCH 31, 2016 AND 2015

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31,	March 31,
	2016	2015
Period-end GBP: USD exchange rate	$1.43677	$1.4834
Period-end LEK: USD exchange rate	$0.00803	$ NA

Income statement:

	March 31,	March 31,
	2016	2015
Average Yearly GBP: USD exchange rate	$1.43236	$1.6132
Average Yearly LEK: USD exchange rate	$0.00803	$ NA

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2016 and 2015.

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

MARCH 31, 2016 AND 2015

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

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606).” The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically, about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of March 31, 2016, the Company has a deficit of $18,635,088 applicable to controlling interest compared with deficit of $17,774,305 applicable to controlling interest for the year ended March 31, 2015, and has incurred significant operating losses and negative cash flows. For the year ended March 31, 2016, the Company sustained a net loss attributable to the Company of $860,783 compared to a net loss of $1,111,111 for the year ended March 31, 2015.

The Company's primary source of operating funds has been cash proceeds from related party loans.  The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and 2015 summarized as follows:

	March 31, 2016	March 31, 2015
Furniture and equipment	$14,382	$-
IT and other equipment	27,192	-
	41,574	-
Less accumulated depreciation	(3,749)	-
	$37,825	$-

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

During the year ended March 31, 2016 and 2015, the Company charged to operations depreciation expense of $3,749 and $-0-, respectively.

NOTE 5 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($533,699 at March 31, 2016) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of March 31, 2016 and 2015, accrued interest on this note was $670,655 and $519,625 respectively. During the year ended March 31, 2016 and 2015, the Company recognized a loss of $23,749 and gain of $143,444 respectively, on foreign currency translation due to the change in exchange rates between the Euro and the USD.

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

NOTE 6 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of March 31, 2016 and 2015, 249,949,923 shares were issued and outstanding.

In June 2014, the Company issued 20,330,996 shares of its common stock in settlement of $357,825 loan from a related party.

In September 2014, the Company issued 10,977,908 shares of its common stock in settlement of $384,227 loan from a related party.

In December 2014, the Company issued 15,079,068 shares of its common stock in settlement of $331,739 loan from a related party.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2016 and 2015, there were $845,129 and $168,404 advances outstanding, respectively.

As of March 31, 2016 and 2015, the Company owed approximately £117,918 ($169,421) and £117,918 ($174,920), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2016 and 2015, the Company owed approximately £177,548 ($255,096) and £177,548 ($263,375), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2016 and 2015, the Company owed approximately £88,753 ($127,518) and £88,753 ($131,656), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of March 31, 2016 and 2015, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,644) and £1,144 ($1,697), respectively.

During the year ended March 31, 2016 and 2015, the Company charged to operation $180,000 and $180,000 as salary to Board members, respectively.

During the year ended March 31, 2016 and 2015, the Company charged to operation $15,000 and $180,000 as consulting fees to a significant shareholder for services provided, respectively.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 8 - LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	March 31, 2016	March 31, 2015
Net loss available for common shareholders	$(860,783)	$(1,111,111)
Basic net loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic	249,949,923	229,162,235
Diluted net loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding-diluted	249,949,923	229,162,235

NOTE 9 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of March 31, 2015, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of March 31, 2016.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$325,691
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$81,423

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$-
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$-

The following table summarizes the changes in Non-controlling Interest from April 1, 2014 through March 31, 2016:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2014	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	-	-
Balance, March 31, 2015	608	(202,993)	(202,385)
Net loss attributable to the non-controlling interest	-	(81,423)	(81,423)
Balance, March 31, 2016	$608	$(284,416)	$(283,808)

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

For the years ended March 31, 2016 and 2015, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $4,870,000 and $4,005,000 respectively, which expire beginning in 2033. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended March 31, 2016 and 2015, the Company had available for UK income tax purposes net operating loss carryovers of approximately $2,228,000 and $2,228,000, respectively, which can be carried forward indefinitely. The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	March 31,
	2016	2015
Federal:
Current	$-	$-
Deferred	413,000	487,000
	413,000	487,000
State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(413,000)	(487,000)

Income tax provision (benefit)	$-	$-

Following tax rates were used to calculate deferred taxes for the years ended March 31, 2016 and 2015:

For US Entity:
Statutory federal income tax rate	35.00%
State income taxes rate	8.84%

Effective tax rate	43.84%
For UK Entity:
Statutory federal income tax rate	24.00%

The Company has filed its tax returns through March 31, 2015.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

NOTE 11- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of March 31, 2016 and 2015 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of March 31, 2016 and 2015 is $28,000.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, the date the consolidated financial statements are available to be issued. There are no subsequent events.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of segregation of duties and a limited corporate governance structure.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective for the material weakness described above.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements;

•	The Company’s corporate governance responsibilities are performed by the Board of Directors; we do not have independent Board of Directors; we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transaction, evaluation, or recordation of the transaction.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We may not be able to fully remediate the material weakness until we increase operations at which time we would expect to hire more staff.

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the two years in the period ended March 31, 2016, included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the two years in the period ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our current officers, directors and significant employees:

Name	Age	Position

Sharif Rahman	66	Chief Executive Officer, Chief Financial Officer and Director

Mohammed Falaknaz	49	Chairman of Board of Directors

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

Board Meetings and Committees; Annual Meeting Attendance

The Board had three members during the fiscal year ended March 31, 2016 and Board of the directors attended more than 75% of the board meetings.  The Company did not hold an annual meeting of the Company’s security holders during the fiscal year ending March 31, 2016.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Total
Sharif Rahman,	2016	$180,000.00	$-	$180,000.00
Chief Executive Officer, Chief Financial Officer and Director (1)	2015	$180,000.00	$-	$180,000.00

(1) Effective as of October 19, 2011, Mr. Sharif Rahman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011. Mr. Sharif Rahman was appointed as Chief Executive Officer of the Company on March 15, 2013.

Grants of Plan Based Awards in the Fiscal Year Ended March 31, 2016

No option grants were awarded to name executive officers for the fiscal year ended March 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors since our inception; accordingly, none were outstanding as of March 31, 2016.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 14, 2016 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Five Percent Shareholders
BALKAN ENERGY LTD Attn: Declan Burke | Director Suite 1, 44 Leinster Road Rathmines, Dublin 6,	12,710,923	5.08%

Executive Officers and Directors (1 persons)

Sharif Rahman	10,909,091	4.36%

The mailing address for each of the listed individual is c/o 3Power Energy Group Inc., P.O. Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

(1) Based on 249,949,923 shares of common stock issued and outstanding as of July 14, 2016.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2016 and 2015, there were $845,129 and $168,404 advances outstanding, respectively (See Note 5 in above for repayment by shares).

In June 2014, the Company issued 20,330,996 shares of its common stock in settlement of $357,825 loan from a related party.

In September 2014, the Company issued 10,977,908 shares of its common stock in settlement of $384,227 loan from a related party.

In December 2014, the Company issued 15,079,068 shares of its common stock in settlement of $331,739 loan from a related party.

As of March 31, 2016 and 2015, the Company owed approximately £117,918 ($169,421) and £117,918 ($174,920), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2016 and 2015, the Company owed approximately £177,548 ($255,096) and £177,548 ($263,375), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2016 and 2015, the Company owed approximately £88,753 ($127,518) and £88,753 ($131,656), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of March 31, 2016 and 2015, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,644) and £1,144 ($1,697), respectively.

During the year ended March 31, 2016 and 2015, the Company charged to operation $180,000 and $180,000 as salary to Board members, respectively.

During the year ended March 31, 2016 and 2015, the Company charged to operation $15,000 and $180,000 as consulting fees to a significant shareholder for services provided, respectively.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our registered public accountants for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2016 and 2015 totaled $47,500 and $40,000 respectively.

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
Date: July 14, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sharif Rahman	Chief Executive Officer and Chief Financial Officer	July 14, 2016
Sharif Rahman	Director (Principal Executive Officer, Principal Financial and Chief Accounting Officer)

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board of Directors	July 14, 2016

