Form 10-Q
period 2016-06-30
3Power Energy Group Inc.
filed 2016-08-22
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 22, 2016, 249,949,923 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,373	$9,097
Prepaid and other current assets	10,842	10,857
Total current assets	24,215	19,954

Property and equipment, net	36,807	37,825

Total assets	$61,022	$57,779

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,172,411	$5,252,098
Accrued interest	814,180	768,893
Notes payable	521,879	533,699
Due to related parties	959,375	845,129
Total current liabilities	7,467,845	7,399,819

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 249,949,923 shares issued and outstanding as of June 30, 2016 and March 31, 2016	24,995	24,995
Additional paid in capital	11,468,714	11,468,714
Other comprehensive income	202,964	83,147
Accumulated deficit	(18,806,587)	(18,635,088)
Total deficit attributable to 3Power Energy Group, Inc.	(7,109,914)	(7,058,232)
Non-controlling interest	(296,909)	(283,808)
Total deficit	(7,406,823)	(7,342,040)

Total liabilities and deficit	$61,022	$57,779

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,
	2016	2015
Operating expenses:
Selling, general and administrative	$149,642	$276,297
Depreciation	987	740
Total operating expenses	150,629	277,037

Loss from operations	(150,629)	(277,037)

Other income (expense):
Interest expense	(45,792)	(38,609)
Foreign currency transaction gain (loss)	11,821	(11,468)

Net loss before income taxes	(184,600)	(327,114)

Provision for income taxes	-	-

Net loss	(184,600)	(327,114)

Net loss attributable to Non-controlling interest	13,101	30,935

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(171,499)	$(296,179)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	249,949,923	249,949,923

Comprehensive loss:
Net loss	$(184,600)	$(327,114)
Foreign currency translation income (loss)	119,817	(107,624)

Comprehensive loss:	(64,783)	(434,738)
Comprehensive loss attributable to non-controlling interest	13,101	30,935

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(51,682)	$(403,803)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,600)	$(327,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	987	740
Foreign currency transaction (gain) loss	(11,821)	11,468
Changes in operating assets and liabilities:
Advances from related party	114,246	247,817
Prepaid and other current assets	15	(33,314)
Accounts payable and accrued expenses	40,162	104,727
Accrued interest	45,287	38,609
Net cash provided by operating activities:	4,276	42,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(41,211)
Net cash used in investing activities	-	(41,211)

Net increase in cash and cash equivalents	4,276	1,722

Cash and cash equivalents-beginning of period	9,097	1,585
Cash and cash equivalents-end of period	$13,373	$3,307

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:	-	-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

JUNE 30, 2016

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

Consolidated 3Power Energy Limited (including liabilities of 3Power Project Services Limited) had liabilities as of June 30, 2016 as below:

Current liabilities	$1,632,012

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2016, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending March 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2016.

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Functional currency

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars ("USD"). The Company's functional currencies are British pounds ("GBP") and Albania Lek (“LEK”). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income (loss) and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220,

Comprehensive Income.

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	June 30,	March 31,
	2016	2016
Period-end GBP: USD exchange rate	$1.434	$1.436
Period-end LEK: USD exchange rate	$0.008	$0.008

Income statement:

	June 30,	June 30,
	2016	2015
Average Three Month GBP: USD exchange rate	$1.331	$1.531
Average Three Month LEK: USD exchange rate	$0.008	$0.008

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of June 30, 2016 and 2015.

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

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2016 and March 31, 2016, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 — GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of June 30, 2016, the Company has accumulated deficit of $18,806,587 applicable to controlling interest compared with a deficit of $18,635,088 applicable to controlling interest as of March 31, 2016, and has incurred significant operating losses and negative cash flows. For the three months ended June 30, 2016, the Company sustained a net loss of $171,499 compared to a net loss of $296,179 for the three months ended June 30, 2015. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and March 31, 2016 summarized as follows:

	June 30, 2016	March 31, 2016
Furniture and equipment	$14,515	$14,382
IT and other equipment	27,095	27,192
	41,610	41,574
Less accumulated depreciation	(4,803)	(3,749)
	$36,807	$37,825

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

During the three months ended June 30, 2016 and 2015, the Company charged to operations depreciation expense of $987 and $740, respectively..

NOTE 5 — NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($521,879 at June 30, 2016) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of June 30, 2016, accrued interest on this note was $731,058.

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

NOTE 6 — COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of June 30, 2016 and March 31, 2016, 249,949,923 shares were issued and outstanding.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2016 and March 31, 2016, there were $959,375 and $845,129 advances outstanding, respectively.

As of June 30, 2016 and March 31, 2016, the Company owed approximately £117,918 ($157,890) and £117,918 ($169,421), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of June 30, 2016 and March 31, 2016, the Company owed approximately £177,548 ($237,733) and £177,548 ($255,096), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of June 30, 2016 and March 31, 2016, the Company owed approximately £88,753 ($118,838) and £88,753 ($127,518), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company, included in accounts payable and accrued expenses in balance sheet.

As of June 30, 2016 and March 31, 2016, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,532) and £1,144 ($1,644), respectively, included in accounts payable and accrued expenses in balance sheet.

During the three months ended June 30, 2016 and 2015, the Company charged to operation $45,000 and $45,000 as salary to Board members, respectively.

NOTE 8 — NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of June 30, 2016, 75% interest in Shala Energy sh.pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of June 30, 2016.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$52,404
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$13,101

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$123,738
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$30,935

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The following table summarizes the changes in Non-controlling Interest from April 1, 2015 through June 30, 2016:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2015	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	(81,423)	(81,423)
Balance, March 31, 2016	608	(284,416)	(283,808)
Net loss attributable to the non-controlling interest	-	(13,101)	(13,101)
Balance, June 30, 2016	$608	$(297,517)	$(296,909)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of June 30, 2016 and March 31, 2016 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of June 30, 2016 and March 31, 2016 is $28,000.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through, the date of unaudited condensed consolidated financial statements are available to be issued. There are no subsequent events.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service are inactive as of June 30, 2016.

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

During the three months ended June 30, 2016, Shala began operations, acquiring assets and incurring costs. As such, this activity is including in our unaudited condensed consolidated balance sheet and statement of operations for the current period.

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

Results of Operations For The Three Months Ended June 30, 2016 And 2015

We had no revenues from operations for the three months ended June 30, 2016 and 2015.

We incurred operating expenses of $150,629 for the three months ended June 30, 2016 compared to $277,037 for the three months ended June 30, 2015. The decrease is due to less, consulting fees, travel and other cost in the current period as compared to prior year, offset by depreciation expense of $987 incurred with our majority owned subsidiary Shala Energy as compared to $740 for the same period last year.

Our interest expense was $45,792 for the three months ended June 30, 2016 as compared to $38,609 for the same period in 2015. The increase of $7,183 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction gain of $11,821 during the three months ended June 30, 2016 as compared to a loss of $11,468 last year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of June 30, 2016 was $13,373 compared to the total cash and cash equivalents of $9,097 as of March 31, 2016.

As of June 30, 2016, our total current assets were $24,215 compared to total current assets $19,954 as of March 31, 2016 and the total current liabilities were $7,467,845 as of June 30, 2016 compared to $7,399,819 as of March 31, 2016. The increase in current liabilities was primarily due increase in of $114,246 related party debt, net with decrease in accounts payable and accrued expenses of $79,687.

Net cash provided by operating activities was $4,276 for the three months ended June 30, 2016 compared to net cash provided by operating activities of $42,933 for the three months ended June 30, 2015. The cash flow from operating activities consists of $184,600 net loss, with payments on the Company’s behalf by related party of $114,246 and depreciation of $987, foreign currency transaction gain of $11,821, an increase in prepaid and other assets of $15, increase in accounts payable and accrued expenses of $40,162 and an increase in accrued interest of $45,287.

Net cash used in investing activities was $-0- and $41,211 for the three months ended June 30, 2016 and 2015, respectively. Cash used in 2015 reflects purchases of equipment by our majority owned subsidiary, Shala Energy.

Net cash provided by financing activities was $Nil for the three months ended June 30, 2016 and 2015.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at June 30, 2016 and March 31, 2016 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2016 and 2015 related to losses incurred during such periods.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3POWER ENERGY GROUP, INC.

Dated: August 22, 2016	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

