Form 10-Q
period 2016-09-30
3Power Energy Group Inc.
filed 2016-11-18
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 18, 2016, 249,949,923 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

3POWER ENERGY GROUP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,993	$9,097
Prepaid and other current assets	10,868	10,857
Total current assets	12,861	19,954

Property and equipment, net	36,054	37,825

Total assets	$48,915	$57,779

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,168,443	$5,252,098
Accrued interest	861,067	768,893
Notes payable	526,894	533,699
Due to related parties	1,027,088	845,129
Total current liabilities	7,583,492	7,399,819

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 249,949,923 shares issued and outstanding as of September 30, 2016 and March 31, 2016	24,995	24,995
Additional paid in capital	11,468,714	11,468,714
Other comprehensive income	263,118	83,147
Accumulated deficit	(18,984,151)	(18,635,088)
Total deficit attributable to 3Power Energy Group, Inc.	(7,227,324)	(7,058,232)
Non-controlling interest	(307,253)	(283,808)
Total deficit	(7,534,577)	(7,342,040)

Total liabilities and deficit	$48,915	$57,779

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative	$134,363	$223,926	$284,005	$500,223
Depreciation	997	1,018	1,984	1,758
Total operating expenses	135,360	224,944	285,989	501,981

Loss from operations	(135,360)	(224,944)	(285,989)	(501,981)

Other income (expense):
Interest expense	(47,533)	(42,015)	(93,325)	(80,624)
Foreign currency transaction (loss) gain	(5,015)	(5,734)	6,806	(17,202)

Net loss before income taxes	(187,908)	(272,693)	(372,508)	(599,807)

Provision for income taxes	-	-	-	-

Net loss	(187,908)	(272,693)	(372,508)	(599,807)

Net loss attributable to Non-controlling interest	10,344	9,726	23,445	40,661

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(177,564)	$(262,967)	$(349,063)	$(559,146)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	249,949,923	249,949,923	249,949,923	249,949,923

Comprehensive loss:
Net loss	$(187,908)	$(272,693)	$(372,508)	$(599,807)
Foreign currency translation income (loss)	60,154	67,402	179,971	(40,222)

Comprehensive loss:	(127,754)	(205,291)	(192,537)	(640,029)
Comprehensive loss attributable to non-controlling interest	10,344	9,726	23,445	40,661

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(117,410)	$(195,565)	$(169,092)	$(599,368)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(372,508)	$(599,807)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,984	1,758
Foreign currency transaction gain (loss)	(6,805)	17,202
Changes in operating assets and liabilities:
Advances from related party	181,959	391,505
Prepaid and other current assets	(11)	(34,625)
Accounts payable and accrued expenses	96,103	185,672
Accrued interest	92,174	80,348
Net cash (used in) provided by operating activities:	(7,104)	42,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(40,859)
Net cash used in investing activities	-	(40,859)

Net (decrease) increase in cash and cash equivalents	(7,104)	1,194

Cash and cash equivalents-beginning of period	9,097	1,585
Cash and cash equivalents-end of period	$1,993	$2,779

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:	-	-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Consolidated 3Power Energy Limited (including liabilities of 3Power Project Services Limited) had liabilities as of September 30, 2016 as below:

Current liabilities	$1,580,736

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending March 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2016.

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

SEPTEMBER 30, 2016

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30,	March 31,
	2016	2016
Period-end GBP: USD exchange rate	$1.297	$1.436
Period-end LEK: USD exchange rate	$0.008	$0.008

Income statement:

	September 30,	September 30,
	2016	2015
Average Six Month GBP: USD exchange rate	$1.373	$1.541
Average Six Month LEK: USD exchange rate	$0.0080	$0.0078

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of September 30, 2016 and 2015.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2016 and March 31, 2016, the Company has not recorded any unrecognized tax benefits.

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

SEPTEMBER 30, 2016

Recent Accounting Pronouncements

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 — GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of September 30, 2016, the Company has accumulated deficit of $18,984,151 applicable to controlling interest as compared with a deficit of $18,635,088 applicable to controlling interest as of March 31, 2016, and has incurred significant operating losses and negative cash flows. For the six months ended September 30, 2016, the Company sustained a net loss of $349,063 compared to a net loss of $559,146 for the six months ended September 30, 2015. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2016 and March 31, 2016 summarized as follows:

	September 30, 2016	March 31, 2016
Furniture and equipment	$14,611	$14,382
IT and other equipment	27,275	27,192
	41,886	41,574
Less accumulated depreciation	(5,832)	(3,749)
	$36,054	$37,825

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

During the three and six months ended September 30, 2016, the Company charged to operations depreciation expense of $997 and $1,984, respectively, and $1,018 and $1,758 for the three and six months ended September 30, 2015.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 5 — NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($526,894 at September 30, 2016) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of September 30, 2016, accrued interest on this note was $778,232.

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

NOTE 6 — COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of September 30, 2016 and March 31, 2016, 249,949,923 shares were issued and outstanding.

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2016 and March 31, 2016, there were $1,027,088 and $845,129 advances outstanding, respectively.

As of September 30, 2016 and March 31, 2016, the Company owed approximately £117,918 ($152,929) and £117,918 ($169,421), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of September 30, 2016 and March 31, 2016, the Company owed approximately £177,548 ($230,264) and £177,548 ($255,096), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of September 30, 2016 and March 31, 2016, the Company owed approximately £88,753 ($115,105) and £88,753 ($127,518), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company, included in accounts payable and accrued expenses in balance sheet.

As of September 30, 2016 and March 31, 2016, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,483) and £1,144 ($1,644), respectively, included in accounts payable and accrued expenses in balance sheet.

During the three months ended September 30, 2016 and 2015, the Company charged to operation $45,000 and $45,000 as salary to Board members, respectively.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

During the six months ended September 30, 2016 and 2015, the Company charged to operation $90,000 and $90,000 as salary to Board members, respectively.

NOTE 8 — NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of September 30, 2016, 75% interest in Shala Energy sh.pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of September 30, 2016.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended September 30, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$41,378
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$10,344

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended September 30, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$93,782
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$23,445

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended September 30, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$38,904
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$9,726

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended September 30, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$162,642
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$40,661

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

The following table summarizes the changes in Non-controlling Interest from April 1, 2015 through September 30, 2016:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2015	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	(81,423)	(81,423)
Balance, March 31, 2016	608	(284,416)	(283,808)
Net loss attributable to the non-controlling interest	-	(23,445)	(23,445)
Balance, September 30, 2016	$608	$(307,861)	$(307,253)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of September 30, 2016 and March 31, 2016 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of September 30, 2016 and March 31, 2016 is $28,000.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service are inactive as of September 30, 2016.

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

During the six months ended September 30, 2016, Shala began operations, acquiring assets and incurring costs. As such, this activity is including in our unaudited condensed consolidated balance sheet and statement of operations for the current period.

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

Results of Operations For The Three Months Ended September 30, 2016 And 2015

We had no revenues from operations for the three months ended September 30, 2016 and 2015.

We incurred operating expenses of $135,360 for the three months ended September 30, 2016 compared to $224,944 for the three months ended September 30, 2015. The decrease is due to less, consulting fees, travel and other cost in the current period as compared to prior year in addition to depreciation expense of $997 incurred with our majority owned subsidiary Shala Energy as compared to $1,018 for the same period last year.

Our interest expense was $47,533 for the three months ended September 30, 2016 as compared to $42,015 for the same period in 2015. The increase of $5,518 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction loss of $5,015 during the three months ended September 30, 2016 as compared to a loss of $5,734 last year.

Results of Operations For The Six Months Ended September 30, 2016 And 2015

We had no revenues from operations for the six months ended September 30, 2016 and 2015.

We incurred operating expenses of $285,989 for the six months ended September 30, 2016 compared to $501,981 for the six months ended September 30, 2015. The decrease is due to less, consulting fees, travel and other cost in the current period as compared to prior year in addition, offset by depreciation expense of $1,984 incurred with our majority owned subsidiary Shala Energy as compared to $1,758 for the same period last year.

Our interest expense was $93,325 for the six months ended September 30, 2016 as compared to $80,624 for the same period in 2015. The increase of $12,701 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction gain of $6,806 during the six months ended September 30, 2016 as compared to a loss of $17,202 last year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of September 30, 2016 was $1,993 compared to the total cash and cash equivalents of $9,097 as of March 31, 2016.

As of September 30, 2016, our total current assets were $12,861 compared to total current assets $19,954 as of March 31, 2016 and the total current liabilities were $7,583,492 as of September 30, 2016 compared to $7,399,819 as of March 31, 2016. The increase in current liabilities was primarily due increase in of $181,959 related party debt and in accounts payable and accrued expenses of $8,519.

Net cash used in operating activities was $7,104 for the six months ended September 30, 2016 compared to net cash provided by operating activities of $42,053 for the six months ended September 30, 2015. The cash flow used in operating activities consists of $372,508 net loss, with payments on the Company’s behalf by related party of $181,959 and depreciation of $1,984, foreign currency transaction gain of $6,805, an increase in prepaid and other assets of $11, increase in accounts payable and accrued expenses of $96,103 and an increase in accrued interest of $92,174.

Net cash used in investing activities was $-0- and $40,859 for the six months ended September 30, 2016 and 2015, respectively. Cash used in 2015 reflects purchases of equipment by our majority owned subsidiary, Shala Energy.

Net cash provided by financing activities was $Nil for the six months ended September 30, 2016 and 2015.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2016 and March 31, 2016 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the six months ended September 30, 2016 and 2015 related to losses incurred during such periods.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective.

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

3POWER ENERGY GROUP, INC.

Dated: November 18, 2016	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)