Form 10-Q
period 2016-12-31
3Power Energy Group Inc.
filed 2017-02-21
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of February 17, 2017, 249,949,923 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

3POWER ENERGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2016

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,215	$9,097
Prepaid and other current assets	10,863	10,857
Total current assets	13,078	19,954

Property and equipment, net	35,266	37,825

Total assets	$48,344	$57,779

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,125,174	$5,252,098
Accrued interest	909,071	768,893
Notes payable	494,229	533,699
Due to related parties	1,133,000	845,129
Total current liabilities	7,661,474	7,399,819

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 249,949,923 shares issued and outstanding as of December 31, 2016 and March 31, 2016	24,995	24,995
Additional paid in capital	11,468,714	11,468,714
Other comprehensive income	336,948	83,147
Accumulated deficit	(19,123,393)	(18,635,088)
Total deficit attributable to 3Power Energy Group, Inc.	(7,292,736)	(7,058,232)
Non-controlling interest	(320,394)	(283,808)
Total deficit	(7,613,130)	(7,342,040)

Total liabilities and deficit	$48,344	$57,779

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative	$137,157	$191,077	$421,162	$691,300
Depreciation	1,021	1,006	3,005	2,764
Total operating expenses	138,178	192,083	424,167	694,064

Loss from operations	(138,178)	(192,083)	(424,167)	(694,064)

Other income (expense):
Interest expense	(46,869)	(42,244)	(140,194)	(122,868)
Foreign currency transaction gain (loss)	32,664	14,570	39,470	(2,632)

Net loss before income taxes	(152,383)	(219,757)	(524,891)	(819,564)

Provision for income taxes	-	-	-	-

Net loss	(152,383)	(219,757)	(524,891)	(819,564)

Net loss attributable to Non-controlling interest	13,141	11,552	36,586	52,213

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(139,242)	$(208,205)	$(488,305)	$(767,351)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	249,949,923	249,949,923	249,949,923	249,949,923

Comprehensive loss:
Net loss	$(152,383)	$(219,757)	$(524,891)	$(819,564)
Foreign currency translation income	73,830	44,122	253,801	3,900

Comprehensive loss:	(78,553)	(175,635)	(271,090)	(815,664)
Comprehensive loss attributable to non-controlling interest	13,141	11,552	36,586	52,213

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(65,412)	$(164,083)	$(234,504)	$(763,451)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,891)	$(819,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,005	2,764
Foreign currency transaction (gain) loss	(39,470)	2,632
Changes in operating assets and liabilities:
Advances from related party	287,871	525,271
Prepaid and other current assets	(6)	(35,787)
Accounts payable and accrued expenses	126,431	243,371
Accrued interest	140,178	122,069
Net cash (used in) provided by operating activities:	(6,882)	40,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(40,342)
Net cash used in investing activities	-	(40,342)

Net (decrease) increase in cash and cash equivalents	(6,882)	414

Cash and cash equivalents-beginning of period	9,097	1,585
Cash and cash equivalents-end of period	$2,215	$1,999

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:	-	-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

DECEMBER 31, 2016

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

Consolidated 3Power Energy Limited (including liabilities of 3Power Project Services Limited) had liabilities as of December 31, 2016 as below:

Current liabilities	$1,503,607

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of results that may be expected for the year ending March 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2016.

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

DECEMBER 31, 2016

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31,	March 31,
	2016	2016
Period-end GBP: USD exchange rate	$1.233	$1.436
Period-end LEK: USD exchange rate	$0.008	$0.008

Income statement:

	December 31,	December 31,
	2016	2015
Average Nine Month GBP: USD exchange rate	$1.243	$1.533
Average Nine Month LEK: USD exchange rate	$0.0080	$0.0078

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Merger in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of December 31, 2016 and 2015.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2016 and March 31, 2016, the Company has not recorded any unrecognized tax benefits.

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

DECEMBER 31, 2016

Recent Accounting Pronouncements

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 — GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of December 31, 2016, the Company has accumulated deficit of $19,123,393 applicable to controlling interest as compared with a deficit of $18,635,088 applicable to controlling interest as of March 31, 2016, and has incurred significant operating losses and negative cash flows. For the nine months ended December 31, 2016, the Company sustained a net loss of $488,305 compared to a net loss of $767,351 for the nine months ended December 31, 2015. The Company will need additional financing which may take the form of equity or debt and the Company has converted certain liabilities into equity. In the event the Company are not able to increase its working capital, the Company will not be able to implement or may be required to delay all or part of its business plan, and their ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and March 31, 2016 summarized as follows:

	December 31, 2016	March 31, 2016
Furniture and equipment	$14,698	$14,382
IT and other equipment	27,438	27,192
	42,136	41,574
Less accumulated depreciation	(6,870)	(3,749)
	$35,266	$37,825

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

During the three and nine months ended December 31, 2016, the Company charged to operations depreciation expense of $1,021 and $3,005, respectively, and $1,006 and $2,764 for the three and nine months ended December 31, 2015.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 5 — NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($494,228 at December 31, 2016) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of December 31, 2016, accrued interest on this note was $825,949.

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

NOTE 6 — COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of December 31, 2016 and March 31, 2016, 249,949,923 shares were issued and outstanding.

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2016 and March 31, 2016, there were $1,133,000 and $845,129 advances outstanding, respectively.

As of December 31, 2016 and March 31, 2016, the Company owed approximately £117,918 ($145,464) and £117,918 ($169,421), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of December 31, 2016 and March 31, 2016, the Company owed approximately £177,548 ($219,023) and £177,548 ($255,096), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson, included in accounts payable and accrued expenses in balance sheet.

As of December 31, 2016 and March 31, 2016, the Company owed approximately £88,753 ($109,486) and £88,753 ($127,518), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company, included in accounts payable and accrued expenses in balance sheet.

As of December 31, 2016 and March 31, 2016, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,411) and £1,144 ($1,644), respectively, included in accounts payable and accrued expenses in balance sheet.

During the three months ended December 31, 2016 and 2015, the Company charged to operation $45,000 and $45,000 as salary to Board members, respectively.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

During the nine months ended December 31, 2016 and 2015, the Company charged to operation $135,000 and $135,000 as salary to Board members, respectively.

NOTE 8 — NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of December 31, 2016, 75% interest in Shala Energy sh.pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of December 31, 2016.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended December 31, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$52,563
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$13,141

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the nine months ended December 31, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$146,345
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$36,586

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended December 31, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$46,209
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$11,552

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the nine months ended December 31, 2015:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$208,851
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$52,213

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The following table summarizes the changes in Non-controlling Interest from April 1, 2015 through December 31, 2016:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2015	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	(81,423)	(81,423)
Balance, March 31, 2016	608	(284,416)	(283,808)
Net loss attributable to the non-controlling interest	-	(36,586)	(36,586)
Balance, December 31, 2016	$608	$(321,002)	$(320,394)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of December 31, 2016 and March 31, 2016 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of December 31, 2016 and March 31, 2016 is $28,000.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service are inactive as of December 31, 2016.

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

During the nine months ended December 31, 2016, Shala began operations, acquiring assets and incurring costs. As such, this activity is including in our unaudited condensed consolidated balance sheet and statement of operations for the current period.

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

Results of Operations for the Three Months Ended December 31, 2016 And 2015

We had no revenues from operations for the three months ended December 31, 2016 and 2015.

We incurred operating expenses of $138,178 for the three months ended December 31, 2016 compared to $192,083 for the three months ended December 31, 2015. The decrease is due to less consulting fees, travel and other cost in the current period as compared to prior year in addition to depreciation expense of $1,021 incurred with our majority owned subsidiary Shala Energy as compared to $1,006 for the same period last year.

Our interest expense was $48,269 for the three months ended December 31, 2016 as compared to $42,244 for the same period in 2015. The increase of $6,025 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction gain of $14,570 during the three months ended December 31, 2015 as compared to $32,664 for the current period.

Results of Operations for the Nine Months Ended December 31, 2016 And 2015

We had no revenues from operations for the nine months ended December 31, 2016 and 2015.

We incurred operating expenses of $424,167 for the nine months ended December 31, 2016 compared to $694,064 for the nine months ended December 31, 2015. The decrease is due to less, consulting fees, travel and other cost in the current period as compared to prior year in addition, offset by depreciation expense of $3,005 incurred with our majority owned subsidiary Shala Energy as compared to $2,764 for the same period last year.

Our interest expense was $140,194 for the nine months ended December 31, 2016 as compared to $122,868 for the same period in 2015. The increase of $17,326 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction gain of $39,470 during the nine months ended December 31, 2016 as compared to a loss of $2,632 last year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of December 31, 2016 was $2,215 compared to the total cash and cash equivalents of $9,097 as of March 31, 2016.

As of December 31, 2016, our total current assets were $13,078 compared to total current assets $19,954 as of March 31, 2016 and the total current liabilities were $7,661,474 as of December 31, 2016 compared to $7,399,819 as of March 31, 2016. The increase in current liabilities was primarily due increase in of $287,871 related party debt and increase in accounts payable and accrued expenses of $13,254.

Net cash used in operating activities was $6,882 for the nine months ended December 31, 2016 compared to net cash provided by operating activities of $40,756 for the nine months ended December 31, 2015. The cash flow used in operating activities consists of $524,891 net loss, with payments on the Company’s behalf by related party of $287,871 and depreciation of $3,005, foreign currency transaction gain of $39,470, an increase in prepaid and other assets of $6, increase in accounts payable and accrued expenses of $126,431 and an increase in accrued interest of $140,178.

Net cash used in investing activities was $-0- and $40,342 for the nine months ended December 31, 2016 and 2015, respectively. Cash used in 2015 reflects purchases of equipment by our majority owned subsidiary, Shala Energy.

Net cash provided by financing activities was $Nil for the nine months ended December 31, 2016 and 2015.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2016 and March 31, 2016 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the nine months ended December 31, 2016 and 2015 related to losses incurred during such periods.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties.  Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer/Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were not effective.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds

None

Item 3.	Defaults Upon Senior Securities

The information regarding CRG Finance contained under Item 1 of Part II above is incorporated herein by reference in response to this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3POWER ENERGY GROUP, INC.

Dated: February 21, 2017	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

