Form 10-K
period 2017-03-31
3Power Energy Group Inc.
filed 2017-07-14
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,693,143. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 274,295,110 shares of Common Stock, par value $.0001, outstanding as of July 14, 2017.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service are inactive as of March 31, 2017.

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

Current Focus

During the current fiscal year, Shala has continued to develop hydro power and solar plant concessions in the Republic of Albania.

In February 2017 the Albanian Government passed a further law enhancing the national consumption of renewable energy by 8% to 38% of nationally consumed electricity.  Albania’s rivers are a national natural resource which potentially can provide a capacity of 4,000 MW of which currently only approximately 600 MW are being utilised.

Albania’s Mediterranean climate also provides the perfect environment for Solar PV produced energy.

Shala, through its operating office in Tirana, Albania, has developed concession opportunities of approximately 300 MW hydroelectric and 50 MW of Solar PV plants,.  Of these concessions approximately 100 MW are construction (shovel) ready but no construction has yet commenced. We estimate but cannot guarantee that construction will commence by late 2017.  A further 100 MW are awaiting final construction permits and the remaining capacity is currently in the planning and permission application phase.

All concessions have been or are being environmentally assessed by the relevant Albanian Authorities and financial modelling indicates average IRR’s of approximately 15%.

Shala is in on-going negotiations with international EPC and O&M providers on the basis of a “design, finance, build and operate” model.

Shala continues to be financially supported by its shareholders, but infrastructure and construction development phase will require substantial additional equity and senior debt. There is no assurance that such financing will be available and if it is not, that would have an adverse effect on the Company’s ability to move into the construction phase.

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

Customers

We do not currently have any customers. Future customers are anticipated to be derived through renewable energy projects in Europe and South America, commencing with the prospective projects in Albania

Sales and Marketing

Since the Shala project is in its infancy, the Company has not had any substantial sales or marketing activities.

Employees

As of July 14, 2017, the Company has Six employees.

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

Settlement Agreements

Wuersch Settlement

In November 2011, we entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch would accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of our debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments has been made to Wuersch and as such we are in default of the Wuersch Agreement. The total outstanding balance due as of March 31, 2017 was $504,519.

Hellenic Settlement

In connection with a 2011 settlement which we made with Hellenic Technologies, which settlement has been satisfied, as of March 31, 2017, we still owed Hellenic the sum of $28,000.

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

We reported net losses of approximately $0.7 million and $0.9 million in 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of approximately $19.3 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their reports on our consolidated financial statements for the fiscal years ended March 31, 2017 and 2016 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

We may be exposed to tax audits.

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance, if any. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, The Company could also be responsible for interest on the underpayments.

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

ITEM 3: LEGAL PROCEEDINGS

CRG Finance

In connection with the CRG Finance Loan, the Company issued a senior promissory note to CRG Finance in the amount of 470,000 Euros ($502,035 as of March 31, 2017) as on March 2, 2010.  The principal of the note, along with interest at an annual rate of 7.5%, was due on December 31, 2010.

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

Quarterly period	Low	High
Fiscal year ended March 31, 2017:
First Quarter	$0.02	$0.15
Second Quarter	$0.03	$0.19
Third Quarter	$0.01	$0.06
Fourth Quarter	$0.01	$0.04

Fiscal year ended March 31, 2016:
First Quarter	$0.02	$0.04
Second Quarter	$0.01	$0.09
Third Quarter	$0.02	$0.14
Fourth Quarter	$0.04	$0.25

(b) Holders.

As of July 14, 2017, there were approximately 28 stockholders of record of the Company’s common stock.

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

Results of Operations for the Years Ended March 31, 2017 Compared to Year Ended March 31, 2016

Income

We have not generated any income since our inception.

Expenses

During the fiscal years ended March 31, 2017 and 2016, selling, general, administrative and project development expenses were $588,672 in 2017 as compared to $747,078 in 2016. The decrease in selling, general and administrative expenses of $158,406 was primarily due to a decrease in salaries, travel and other operating expenses as compared to 2016. Our interest expense was $189,998 in 2017 as compared to $167,630 in 2016 primarily due to compounding of interest.  Additionally, we recognized a gain of foreign currency exchange of $31,664 during the year ended March 31, 2017 as compared to a loss of $23,749 last year. The net resulting net loss for 2017 was $750,964 as compared to a net loss of $942,206 in 2016. Net loss attributable to Non-controlling interest for 2017 was $49,036 as compared to $81,423 in 2016.

Liquidity and Capital Resources

Our total cash and cash equivalents as of March 31, 2017 was $19,495 compared to the total cash and cash equivalents of $9,097 as of March 31, 2016.

As of March 31, 2017, our current assets were $30,230 compared to current assets $19,954 as of March 31, 2016 and the total current liabilities were $6,927,821 as of March 31, 2017 compared to $7,399,819 as of March 31, 2016. The decrease in current liabilities was primarily due to the conversion of related party debt and accrued compensation into equity, net with increase in accrued interest.

Net cash provided by operating activities was $10,398 for the year ended March 31, 2017 compared to net cash provided by operating activities of $49,086 for the year ended March 31, 2016. The cash flow from operating activities for the year ended March 31, 2017 consists of $750,964 net loss, decrease in prepaid and other assets of $122, in depreciation of $3,958, an increase in accounts payable and accrued expenses of $224,299, accrued interest of $189,977 and related party advances of $374,670, offset by gain on change in foreign currency translation of $31,664. The cash flow from operating activities for the year ended March 31, 2016 consists of $942,206 net loss, loss on foreign currency transaction of $23,749, depreciation of $3,749, increases in related party advances of $676,725, increase in accounts payable and accrued expenses of $123,608 and in accrued interest of $166,146, offset by increase in prepaid and other assets of $2,685 .

Net cash used in investing activities was $41,574 for the year ended March 31, 2016 comprised of property and equipment purchases as compared to $-0- for the year ended March 31, 2017.

Net cash provided in financing activities was $Nil for the years ended March 31, 2017 and 2016.

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

The Company will require additional funding in order to conduct proposed operations for the next year.  Should we fail to raise such fund; the Company will not be able to commence construction of the solar power plants.

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

The independent registered public accounting firm’s report on our March 31, 2017 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of March 31, 2017, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31,	March 31,
	2017	2016
Period-end GBP: USD exchange rate	$1.24866	$1.43677
Period-end LEK: USD exchange rate	$0.00779	$0.00803

Income statement:

	March 31,	March 31,
	2017	2016
Average Yearly GBP: USD exchange rate	$1.23818	$1.43236
Average Yearly LEK: USD exchange rate	$0.00776	$0.00803

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011, which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on its net financial position, but will impact our assets and liabilities. The Company is currently evaluating the potential impact that this standard may have on our results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Disclosure of Contractual Obligations

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

MARCH 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

3Power Energy Group, Inc.

Dubai, United Arab Emirates

We have audited the accompanying consolidated balance sheets of 3Power Energy Group, Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for each of the two years in the period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 3Power Energy Group, Inc. as of March 31, 2017 and 2016, and the consolidated results of operations and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

July 14, 2017

3POWER ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$19,495	$9,097
Prepaid and other current assets	10,735	10,857
Total current assets	30,230	19,954

Property and equipment, net	32,936	37,825

Total assets	$63,166	$57,779

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,860,927	$5,252,098
Accrued interest	958,870	768,893
Notes payable	502,035	533,699
Due to related parties	605,989	845,129
Total current liabilities	6,927,821	7,399,819

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 274,295,110 and 249,949,923 shares issued and outstanding as of March 31, 2017 and 2016, respectively	27,430	24,995
Additional paid in capital	12,440,089	11,468,714
Other comprehensive income	337,686	83,147
Accumulated deficit	(19,337,016)	(18,635,088)
Total deficit attributable to 3Power Energy Group, Inc.	(6,531,811)	(7,058,232)
Non-controlling interest	(332,844)	(283,808)
Total deficit	(6,864,655)	(7,342,040)

Total liabilities and deficit	$63,166	$57,779

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended March 31,
	2017	2016
Operating expenses:
Selling, general and administrative	$588,672	$747,078
Depreciation	3,958	3,749
Total operating expenses	592,630	750,827

Loss from operations	(592,630)	(750,827)

Other income (expense):
Interest expense	(189,998)	(167,630)
Foreign currency transaction gain (loss)	31,664	(23,749)

Net loss before income taxes	(750,964)	(942,206)

Provision for income taxes	-	-

Net loss	(750,964)	(942,206)

Net loss attributable to Non-controlling interest	49,036	81,423

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(701,928)	$(860,783)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	254,285,367	249,949,923

Comprehensive loss:
Net loss	$(750,964)	$(942,206)
Foreign currency translation income	254,539	37,269

Comprehensive loss:	(496,425)	(904,937)
Comprehensive loss attributable to non-controlling interest	49,036	81,423

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(447,389)	$(823,514)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

TWO YEARS ENDED MARCH 31, 2017

			Additional	Other		Non	Total
	Common stock		Paid in	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance, March 31, 2015	249,949,923	$24,995	$11,468,714	$45,878	$(17,774,305)	$(202,385)	$(6,437,103)
Foreign currency translation loss	-	-	-	37,269	-	-	37,269
Net loss	-	-	-	-	(860,783)	(81,423)	(942,206)
Balance, March 31, 2016	249,949,923	24,995	11,468,714	83,147	(18,635,088)	(283,808)	(7,342,040)
Common stock issued in settlement of related party debt	15,345,187	1,535	612,275	-	-	-	613,810
Common stock issued in settlement of accrued officer compensation	9,000,000	900	359,100	-	-	-	360,000
Foreign currency translation gain	-	-	-	254,539	-	-	254,539
Net loss	-	-	-	-	(701,928)	(49,036)	(750,964)
Balance, March 31, 2017	274,295,110	$27,430	$12,440,089	$337,686	$(19,337,016)	$(332,844)	$(6,864,655)

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(750,964)	$(942,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,958	3,749
Foreign currency transaction gain (loss)	(31,664)	23,749
Changes in operating assets and liabilities:
Advances from related party	374,670	676,725
Prepaid and other current assets	122	(2,685)
Accounts payable and accrued expenses	224,299	123,608
Accrued interest	189,977	166,146
Net cash provided by operating activities:	10,398	49,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(41,574)
Net cash used in investing activities	-	(41,574)

Net increase in cash and cash equivalents	10,398	7,512

Cash and cash equivalents-beginning of period	9,097	1,585
Cash and cash equivalents-end of period	$19,495	$9,097

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of related party notes payable and accrued interest	$613,810	$-
Common stock issued in payment of accrued officer compensation	$360,000	$-

See the accompanying notes to these consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Consolidated 3Power Energy Limited (including liabilities of 3Power Project Services Limited) had liabilities as of March 31, 2017 as below:

Current liabilities	$1,521,926

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Functional currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's functional currencies are British pounds ("GBP") and Albania Lek (“LEK”). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at an average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220,

Comprehensive Income.

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31,	March 31,
	2017	2016
Period-end GBP: USD exchange rate	$1.24866	$1.43677
Period-end LEK: USD exchange rate	$0.00779	$0.00803

Income statement:

	March 31,	March 31,
	2017	2016
Average Yearly GBP: USD exchange rate	$ N/A	$1.43236
Average Yearly LEK: USD exchange rate	$0.00776	$0.00803

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

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

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. The Company had no common stock equivalents as of March 31, 2017 and 2016.

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

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on its net financial position, but will impact our assets and liabilities. The Company is currently evaluating the potential impact that this standard may have on our results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of March 31, 2017, the Company has a deficit of $19,337,016 applicable to controlling interest compared with deficit of $18,635,088 applicable to controlling interest for the year ended March 31, 2016, and has incurred significant operating losses and negative cash flows. For the year ended March 31, 2017, the Company sustained a net loss attributable to the Company of $701,928 compared to a net loss of $860,783 for the year ended March 31, 2016.

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

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and 2016 summarized as follows:

	March 31, 2016	March 31, 2015
Furniture and equipment	$14,125	$14,382
IT and other equipment	26,367	27,192
	40,492	41,574
Less accumulated depreciation	(7,556)	(3,749)
	$32,936	$37,825

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

During the year ended March 31, 2017 and 2016, the Company charged to operations depreciation expense of $3,958 and $3,749, respectively.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 5 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($502,035 at March 31, 2017) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of March 31, 2017 and 2016, accrued interest on this note was $875,748 and $670,655 respectively. During the year ended March 31, 2017 and 2016, the Company recognized a gain of $31,664 and loss of $23,749 respectively, on foreign currency translation due to the change in exchange rates between the Euro and the USD.

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

NOTE 6 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of March 31, 2017 and 2016, 274,295,110 and 249,949,923 shares were issued and outstanding, respectively.

In January 2017, the Company issued an aggregate of 15,345,187 shares of its common stock in settlement of $613,810 loans from related parties.

In January 2017, the Company issued 9,000,000 shares of its common stock in settlement of accrued officer compensation of $360,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2017 and 2016, there were $605,989 and $845,129 advances outstanding, respectively.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

As of March 31, 2017 and 2016, the Company owed approximately £117,918 ($147,239) and £117,918 ($169,421), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2017 and 2016, the Company owed approximately £177,548 ($221,697) and £177,548 ($255,096), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2017 and 2016, the Company owed approximately £88,753 ($110,822) and £88,753 ($127,518), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of March 31, 2017 and 2016, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,428) and £1,144 ($1,644), respectively.

During the year ended March 31, 2017 and 2016, the Company charged to operation $180,000 and $180,000 as salary to Board members, respectively.

During the year ended March 31, 2017 and 2016, the Company charged to operation $-0- and $15,000 as consulting fees to a significant shareholder for services provided, respectively.

NOTE 8 - LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	March 31, 2017	March 31, 2016
Net loss available for common shareholders	$(701,928)	$(860,783)
Basic net loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic	254,285,367	249,949,923
Diluted net loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding-diluted	254,285,367	249,949,923

NOTE 9 - NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of March 31, 2015, 75% interest in Shala Energy sh pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of March 31, 2017.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2017:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$196,142
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$49,036

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended March 31, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$325,691
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$81,423

The following table summarizes the changes in Non-controlling Interest from April 1, 2015 through March 31, 2017:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2015	$608	$(202,993)	$(202,385)
Net loss attributable to the non-controlling interest	-	(81,423)	(81,423)
Balance, March 31, 2016	608	(284,416)	(283,808)
Net loss attributable to the non-controlling interest	-	(49,036)	(49,036)
Balance, March 31, 2017	$608	$(333,452)	$(332,844)

NOTE 10 - INCOME TAXES

The Company utilizes ASC 740 “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended March 31, 2017, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $17,118,774 which expire beginning in 2033. The net operating loss carryovers may be subject to limitations under Internal Revenue Code Section 382, due to significant changes in the Company’s ownership. The Companies Management  has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of Management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For US Tax purposes the Company is require annually to disclose and file foreign related entity forms 5471/5472 with its US Income Tax return filing. There is generally a Penalty imposed of $10,000 per not filing or late filing per foreign entity per annum. The Company has estimated such Penalties to be approximately $90,000 at 3/31/17 and if such Penalties are accessed the Companies Management, generally will request abatement of such Penalties, if any, but can not determine if such Penalty abatement will be successfully sustained..

For the years ended March 31, 2017 and 2016, the Company had available for UK income tax purposes net operating loss carryovers of approximately $,000 and $,000, respectively, which can be carried forward indefinitely. The Companies Management has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The Parent Company is located in Dubai and current the Income Tax rate is zero percent::

The United Arab Emirates is a federation of seven Emirates: Abu Dhabi, Dubai, Sharjah, Ajman, Umm Al-Qaiwain, Ras Al-Khaimah, and Fujairah.

Currently, the United Arab Emirates does not have a federal corporate income tax (CIT) regime; however, most of the Emirates introduced income tax decrees in the late 1960s, and taxation is therefore determined on an Emirate-by-Emirate basis.

Under the Emirate-based tax decrees, CIT may be imposed on all companies (including branches and permanent establishments [PEs]) at rates of up to 55%. However, in practice, CIT is currently only enforced in respect of corporate entities engaged in the production of oil and gas or extraction of other natural resources in the United Arab Emirates.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

The income tax provision (benefit) consists of the following:

	March 31,
	2017	2016

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State and local:
Current	-	-
Deferred	5,991,571	5,991,571
	-	-

Change in valuation allowance	(5,991,571)	(5,991,571)

Income tax provision (benefit)	$-	$-

Following tax rates were used to calculate deferred taxes for the years ended March 31, 2017 and 2016:

For US Entity:
Statutory federal income tax rate	35.00%
State income taxes rate	0%

Effective tax rate	35.00%
US Valuation Reserve	(35%)
For UK Entity:
Statutory income tax rate	0.0%
UK Valuation Reserve	0.0%
Effective Income Tax Rate After Valuation Allowance	0.0%

The Company evaluating what income tax returns have been filed and what has not filed through March 31, 2017.

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

NOTE 11- COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of March 31, 2017 and 2016 is $504,518.

3POWER ENERGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of March 31, 2017 and 2016 is $28,000.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of segregation of duties and a limited corporate governance structure.  Based on their evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective for the material weakness described above.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the two years in the period ended March 31, 2017, included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the two years in the period ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our current officers, directors and significant employees:

Name	Age	Position

Sharif Rahman	67	Chief Executive Officer, Chief Financial Officer and Director

Mohammed Falaknaz	50	Chairman of Board of Directors

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

 Board Committees

Currently, we do not have any standing audit, compensation or nominating committees. Our entire board of directors performs the function of these committees.

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

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Total
Sharif Rahman,	2017	$ 180,000.	$-	$180,000
Chief Executive Officer, Chief Financial Officer and Director (1)	2016	$180,000	$-	$180,000

(1) Effective as of October 19, 2011, Mr. Sharif Rahman has been appointed as the Company’s Chief Financial Officer. He has served as a member of the Company’s Board since September 12, 2011. Mr. Sharif Rahman was appointed as Chief Executive Officer of the Company on March 15, 2013.

Grants of Plan Based Awards in the Fiscal Year Ended March 31, 2017

No option grants were awarded to name executive officers for the fiscal year ended March 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors since our inception; accordingly, none were outstanding as of March 31, 2017.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 14, 2017 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Five Percent Shareholders
BALKAN ENERGY LTD Attn: Declan Burke | Director Suite 1, 44 Leinster Road Rathmines, Dublin 6,	12,710,923	5.08%

Executive Officers and Directors (1 persons)

Sharif Rahman	19,909,091	7.26%

The mailing address for each of the listed individual is c/o 3Power Energy Group Inc., P.O. Box 50006, Sh. Rashid Building, Sh. Zayed Road, Dubai, United Arab Emirates.

(1) Based on 274,295,110 shares of common stock issued and outstanding as of July 14, 2017.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2017 and 2016, there were $605,989 and $605,989 advances outstanding, respectively (See Note 5 in above for repayment by shares).

In January 2017, the Company issued an aggregate of 15,345,187 shares of its common stock in settlement of $613,810 loans from related parties.

In January 2017, the Company issued 9,000,000 shares of its common stock in settlement of accrued officer compensation of $360,000.

As of March 31, 2017 and 2016, the Company owed approximately £117,918 ($147,239) and £117,918 ($169,421), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2017 and 2016, the Company owed approximately £177,548 ($221,697) and £177,548 ($255,096), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of March 31, 2017 and 2016, the Company owed approximately £88,753 ($110,822) and £88,753 ($127,518), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of March 31, 2017 and 2016, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,428) and £1,144 ($1,644), respectively.

During the year ended March 31, 2017 and 2016, the Company charged to operation $180,000 and $180,000 as salary to Board members, respectively.

During the year ended March 31, 2017 and 2016, the Company charged to operation $-0- and $15,000 as consulting fees to a significant shareholder for services provided, respectively.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our registered public accountants for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2017 and 2016 totaled $43,000 and $47,500 respectively.

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
Date: July 14, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sharif Rahman	Chief Executive Officer and Chief Financial Officer	July 14, 2017
Sharif Rahman	Director (Principal Executive Officer, Principal Financial and Chief Accounting Officer)

/s/ Mohammed Falaknaz
Mohammed Falaknaz	Chairman of Board of Directors	July 14, 2017

