Form 10-Q
period 2017-06-30
3Power Energy Group Inc.
filed 2017-08-21
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of August 21, 2017, 274,295,110 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,581	$19,495
Prepaid and other current assets	11,104	10,735
Total current assets	15,685	30,230

Property and equipment, net	35,166	32,936

Total assets	$50,851	$63,166

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,949,039	$4,860,927
Accrued interest	1,011,843	958,870
Notes payable	536,867	502,035
Due to related parties	767,177	605,989
Total current liabilities	7,264,926	6,927,821

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 274,295,110 shares issued and outstanding as of June 30, 2017 and March 31, 2017	27,430	27,430
Additional paid in capital	12,440,089	12,440,089
Other comprehensive income	223,764	337,686
Accumulated deficit	(19,561,236)	(19,337,016)
Total deficit attributable to 3Power Energy Group, Inc.	(6,869,953)	(6,531,811)
Non-controlling interest	(344,122)	(332,844)
Total deficit	(7,214,075)	(6,864,655)

Total liabilities and deficit	$50,851	$63,166

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,
	2017	2016
Operating expenses:
Selling, general and administrative	$146,696	$149,642
Depreciation	864	987
Total operating expenses	147,560	150,629

Loss from operations	(147,560)	(150,629)

Other income (expense):
Interest expense	(53,106)	(45,792)
Foreign currency transaction (loss) gain	(34,832)	11,821

Net loss before income taxes	(235,498)	(184,600)

Provision for income taxes	-	-

Net loss	(235,498)	(184,600)

Net loss attributable to Non-controlling interest	11,278	13,101

NET LOSS ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$(224,220)	$(171,499)

Loss per common share (basic and diluted):	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	274,295,110	249,949,923

Comprehensive loss:
Net loss	$(235,498)	$(184,600)
Foreign currency translation (loss) income	(113,922)	119,817

Comprehensive loss:	(349,420)	(64,783)
Comprehensive loss attributable to non-controlling interest	11,278	13,101

Comprehensive loss attributable to 3Power Energy Group, Inc.	$(338,142)	$(51,682)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,498)	$(184,600)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	864	987
Foreign currency transaction loss (gain)	34,832	(11,821)
Changes in operating assets and liabilities:
Advances from related party	106,783	114,246
Prepaid and other current assets	-	15
Accounts payable and accrued expenses	24,262	40,162
Accrued interest	52,973	45,287
Net cash (used in) provided by operating activities:	(15,784)	4,276

Effective of currency rate change on cash	870	-

Net (decrease) increase in cash and cash equivalents	(14,914)	4,276

Cash and cash equivalents-beginning of period	19,495	9,097
Cash and cash equivalents-end of period	$4,581	$13,373

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2017, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2017.

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

Comprehensive Income (Loss)

The Company applies Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Functional currency

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars ("USD"). The Company's functional currencies are British pounds ("GBP") and Albania Lek (“LEK”). The consolidated financial statements are translated into USD in accordance with Codification ASC 830, Foreign Currency Matters. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at an average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220,

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP or LEK, as applicable at the rate on the date of the transaction and included in the results of operations as incurred.

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	June 30,	March 31,
	2017	2017
Period-end GBP: USD exchange rate	$1.30017	$1.24866
Period-end LEK: USD exchange rate	$0.008527	$0.00779

Income statement:

	June 30,	June 30,
	2017	2016
Average Quarterly GBP: USD exchange rate	$ N/A	$1.331
Average Quarterly LEK: USD exchange rate	$0.008095	$0.008

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

Basic net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. Diluted loss per share is calculated by dividing the net loss attributable to Common shareholders by the sum of the weighted average number of Common shares outstanding plus potential dilutive common shares outstanding during the period. The Company had no common stock equivalents as of June 30, 2017 and 2016.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at June 30, 2017 and March 31, 2017 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2017 and 2016 related to losses incurred during such periods.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2017 and March 31, 2017, the Company has not recorded any unrecognized tax benefits.

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

Accounting for Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the statement of operations, as if such amounts were paid in cash.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its unaudited condensed consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of June 30, 2017, the Company has a deficit of $19,561,236 applicable to controlling interest compared with deficit of $19,337,016 applicable to controlling interest for the year ended March 31, 2017, and has incurred significant operating losses and negative cash flows. For the three months ended June 30, 2017, the Company sustained a net loss attributable to the Company of $224,220 compared to a net loss of $171,499 for the three months ended June 30, 2016.

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

Accordingly, the accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and March 31, 2017 summarized as follows:

	June 30, 2017	March 31, 2017
Furniture and equipment	$15,471	$14,125
IT and other equipment	28,880	26,367
	44,351	40,492
Less accumulated depreciation	(9,185)	(7,556)
	$35,166	$32,936

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

During the three months ended June 30, 2017 and 2016, the Company charged to operations depreciation expense of $864 and $987, respectively.

NOTE 5 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($536,867 at June 30, 2017) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of June 30, 2017 and March 31, 2017, accrued interest on this note was $928,721 and $875,748 respectively. During three months ended June 30, 2017 and 2016, the Company recognized a loss of $34,832 and gain of $11,821 respectively, on foreign currency translation due to the change in exchange rates between the Euro and the USD.

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

NOTE 6 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of June 30, 2017 and March 31, 2017, 274,295,110 shares were issued and outstanding.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2017 and March 31, 2017, there were $767,177 and $605,989 advances outstanding, respectively.

As of June 30, 2017 and March 31, 2017, the Company owed approximately £117,918 ($153,313) and £117,918 ($147,239), respectively, to Seawind Marine Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2017 and March 31, 2017, the Company owed approximately £177,548 ($230,843) and £177,548 ($221,697), respectively to Seawind International Limited, a company controlled by the former directors, Mr. T P G Adams and Mr. J R Wilson.

As of June 30, 2017 and March 31, 2017, the Company owed approximately £88,753 ($115,394) and £88,753 ($110,822), respectively to Power Products Ltd (Enerserve Limited f/k/a), a company under the control of Mr. T P G Adams and Mr. J R Wilson, former directors of the Company.

As of June 30, 2017 and March 31, 2017, the company owed Mr. J R Wilson (ex-Director) £1,144 ($1,487) and £1,144 ($1,428), respectively.

During the three months ended June 30, 2017 and 2016, the Company charged to operation $45,000 and $45,000 as salary to Board members, respectively.

NOTE 8 — NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of June 30, 2017, 75% interest in Shala Energy sh.pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of June 30, 2017.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2017:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$45,113
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$11,278

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended June 30, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$52,404
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$13,101

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The following table summarizes the changes in Non-controlling Interest from April 1, 2016 through June 30, 2017:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2016	$608	$(284,416)	$(283,808)
Net loss attributable to the non-controlling interest	-	(49,036)	(49,036)
Balance, March 31, 2017	608	(333,452)	(332,844)
Net loss attributable to the non-controlling interest	-	(11,278)	(11,278)
Balance, June 30, 2017	$608	$(344,730)	$(344,122)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of June 30, 2017 and March 31, 2017 is $504,518.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of June 30, 2017 and March 31, 2017 is $28,000.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service were been dissolved as of June 30, 2017.

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

Shala, through its operating office in Tirana, Albania, has developed concession opportunities of approximately 300 MW hydroelectric and 50 MW of Solar PV plants.  Of these concessions approximately 100 MW are construction (shovel) ready but no construction has yet commenced. We estimate but cannot guarantee that construction will commence by late 2017.  A further 100 MW are awaiting final construction permits and the remaining capacity is currently in the planning and permission application phase.

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

Results of Operations for the Three Months Ended June 30, 2017 And 2016

We had no revenues from operations for the three months ended June 30, 2017 and 2016.

We incurred operating expenses of $147,560 for the three months ended June 30, 2017 compared to $150,629 for the three months ended June 30, 2016. The decrease is due to less consulting fees, travel and other cost in the current period as compared to prior year in addition to depreciation expense of $864 incurred with our majority owned subsidiary Shala Energy as compared to $987 for the same period last year.

Our interest expense was $53,106 for the three months ended June 30, 2017 as compared to $45,792 for the same period in 2016. The increase of $7,314 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction loss of $34,832 during the three months ended June 30, 2017 as compared to $11,821 gain for the same period, last year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of June 30, 2017 was $4,581 compared to the total cash and cash equivalents of $19,495 as of March 31, 2017.

As of June 30, 2017, our total current assets were $15,685 compared to total current assets $30,230 as of March 31, 2017 and the total current liabilities were $7,264,926 as of June 30, 2017 compared to $6,927,821 as of March 31, 2017. The increase in current liabilities was primarily due to increase of $161,188 in related party debt and increase in accounts payable and accrued expenses of $141,085.

Net cash used in operating activities was $15,784 for the three months ended June 30, 2017 compared to net cash provided by operating activities of $4,276 for the three months ended June 30, 2016. The cash flow used in operating activities consists of $235,498 net loss, with payments on the Company’s behalf by related party of $106,783, depreciation of $864, foreign currency transaction loss of $34,832, increase in accounts payable and accrued expenses of $24,262 and an increase in accrued interest of $52,973.

Net cash used in investing activities was $-0- for the three months ended June 30, 2017 and 2016.

Net cash provided by financing activities was $-0- for the three months ended June 30, 2017 and 2016.

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

Comprehensive Income (Loss)

The Company applies Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into GBP or LEK, as applicable at the rate on the date of the transaction and included in the results of operations as incurred.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at June 30, 2017 and March 31, 2017 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2017 and 2016 related to losses incurred during such periods.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2017 and March 31, 2017, the Company has not recorded any unrecognized tax benefits.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our unaudited condensed consolidated financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On November 14, 2012, CRG Finance AG (“CRG”) filed a complaint in the District Court for Southern District of New York for allegedly beaching a promissory note (See Note 5 above).

On January 17, 2013, the Company filed a motion to compel arbitration and on May 23, 2013, the Court granted the Company’s Motion to Compel and ordered that CRG file its claims as AAA arbitration.

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

3POWER ENERGY GROUP, INC.

Dated: August 21, 2017	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)

