Form 10-Q
period 2017-09-30
3Power Energy Group Inc.
filed 2017-11-20
CIK 1221554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: As of November 16, 2017, 274,295,110 shares of Common Stock, par value $0.0001 per share are issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,750	$19,495
Prepaid and other current assets	11,149	10,735
Total current assets	16,899	30,230

Property and equipment, net	34,722	32,936

Total assets	$51,621	$63,166

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,396,817	$4,860,927
Accrued interest	1,067,490	958,870
Notes payable	555,202	502,035
Due to related parties	876,238	605,989
Total current liabilities	5,895,747	6,927,821

Commitments and contingencies	-	-

Deficit
Common stock,$0.0001 par value, 300,000,000 shares authorized, 274,295,110 shares issued and outstanding as of September 30, 2017 and March 31, 2017	27,430	27,430
Additional paid in capital	12,440,089	12,440,089
Other comprehensive (loss) income	(49,020)	337,686
Accumulated deficit	(17,904,481)	(19,337,016)
Total deficit attributable to 3Power Energy Group, Inc.	(5,485,982)	(6,531,811)
Non-controlling interest	(358,144)	(332,844)
Total deficit	(5,844,126)	(6,864,655)

Total liabilities and deficit	$51,621	$63,166

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative	$136,220	$134,363	$282,916	$284,005
Depreciation	957	997	1,821	1,984
Total operating expenses	137,177	135,360	284,737	285,989

Loss from operations	(137,177)	(135,360)	(284,737)	(285,989)

Other income (expense):
Gain on disposal of subsidiary	1,584,709	-	1,584,709	-
Reclassification of other comprehensive income relating to disposal of subsidiary	269,207	-	269,207	-
Interest expense	(55,671)	(47,533)	(108,777)	(93,325)
Foreign currency transaction (loss) gain	(18,335)	(5,015)	(53,167)	6,806
Total other income (expense)	1,779,910	(52,548)	1,691,972	(86,519)

Net income (loss) before income taxes	1,642,733	(187,908)	1,407,235	(372,508)

Provision for income taxes	-	-	-	-

Net income (loss)	1,642,733	(187,908)	1,407,235	(372,508)

Net loss attributable to Non controlling interest	14,022	10,344	25,300	23,445

NET INCOME (LOSS) ATTRIBUTABLE TO 3POWER ENERGY GROUP, INC.	$1,656,755	$(177,564)	$1,432,535	$(349,063)

Income (loss) per common share-basic	$0.01	$(0.00)	$0.01	$(0.00)

Income (loss) per common share-diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average number of shares outstanding-basic	274,295,110	249,949,923	274,295,110	249,949,923

Weighted average number of shares outstanding-diluted	274,295,110	249,949,923	274,295,110	249,949,923

Comprehensive income (loss):
Net income (loss)	$1,642,733	$(187,908)	$1,407,235	$(372,508)
Foreign currency translation (loss) income	(3,576)	60,154	(117,498)	179,971

Comprehensive income (loss):	1,639,157	(127,754)	1,289,737	(192,537)
Comprehensive loss attributable to non controlling interest	14,916	10,344	54,674	23,445

Comprehensive income (loss) attributable to 3Power Energy Group, Inc.	$1,654,073	$(117,410)	$1,344,411	$(169,092)

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,407,235	$(372,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,821	1,984
Gain on disposal of subsidiary	(1,853,916)	-
Foreign currency transaction loss (gain)	53,167	(6,805)
Changes in operating assets and liabilities:
Advances from related party	205,511	181,959
Prepaid and other current assets	-	(11)
Accounts payable and accrued expenses	56,896	96,103
Accrued interest	108,620	92,174
Net cash used in operating activities:	(20,666)	(7,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(97)	-
Net cash used in investing activities	(97)	-

Effective of currency rate change on cash	7,018	-

Net decrease in cash and cash equivalents	(13,745)	(7,104)

Cash and cash equivalents-beginning of period	19,495	9,097
Cash and cash equivalents-end of period	$5,750	$1,993

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities:	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

On January 17, 2013, the Company filed a Strike off application with the Registrar of Companies in the United Kingdom to dissolve 3Power Energy Limited, a wholly owned subsidiary of the Company. During the six months ended September 30, 2017, the strike-off application was approved.

Consolidated 3Power Energy Limited (including liabilities of 3Power Project Services Limited) had liabilities as of the date of the strike-off approval of:

Current liabilities	$1,584,709

During the three months ended September 30, 2017, the Company recognized a gain on disposal of subsidiary of $1,853,916 inclusive of accumulative adjustment of other comprehensive income of $269,207.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2017.

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

SEPTEMBER 30, 2017

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

The exchange rates used to translate amounts in GBP and LEK into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30,	March 31,
	2017	2017
Period-end GBP: USD exchange rate	$ N/A	$1.24866
Period-end LEK: USD exchange rate	$0.008618	$0.00779

Income statement:

	September 30,	September 30,
	2017	2016
Average Quarterly GBP: USD exchange rate	$ N/A	$1.373
Average Quarterly LEK: USD exchange rate	$0.008414	$0.0080

Per share data

The Company accounts for net income (loss) per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net income (loss) per common share is calculated by dividing net income (loss), by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in May 2011 (see Note 1), which was accounted for as recapitalization of the Company. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to Common shareholders by the sum of the weighted average number of Common shares outstanding plus potential dilutive common shares outstanding during the period. The Company had no common stock equivalents as of September 30, 2017 and 2016.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2017 and March 31, 2017 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended September 30, 2017 and 2016 related to losses incurred during such periods.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2017 and March 31, 2017, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of September 30, 2017, the Company has a deficit of $17,904,481 applicable to controlling interest compared with deficit of $19,337,016 applicable to controlling interest as of March 31, 2017, and has incurred significant operating losses and negative cash flows. For the six months ended September 30, 2017, the Company sustained a net operating loss attributable to the Company of $284,737 compared to a net operating loss of $285,989 for the six months ended September 30, 2016.

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

SEPTEMBER 30, 2017

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

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2017 and March 31, 2017 summarized as follows:

	September 30, 2017	March 31, 2017
Furniture and equipment	$15,740	$14,125
IT and other equipment	29,188	26,367
	44,928	40,492
Less accumulated depreciation	(10,206)	(7,556)
	$34,722	$32,936

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

During the three and six months ended September 30, 2017 and 2016, the Company charged to operations depreciation expense of $957, $1,821, $997 and $1,984, respectively.

NOTE 5 - NOTES PAYABLE

On March 2, 2010, the Company issued an unsecured Senior Promissory Note ("Note") for 470,000 Euros ($555,202 at September 30, 2017) initially due on December 31, 2010 including interest at 7.5% per annum. Upon default by the Company on January 1, 2011, the interest rate of 15% per annum applies. The Note has not been paid by the Company. As of September 30, 2017 and March 31, 2017, accrued interest on this note was $984,368 and $875,748 respectively. During three and six months ended September 30, 2017 and 2016, the Company recognized income (loss) of $(18,335), $(53,167), $(5,015) and $6,806 respectively, on foreign currency translation due to the change in exchange rates between the Euro and the USD.

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

SEPTEMBER 30, 2017

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

NOTE 6 - COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of September 30, 2017 and March 31, 2017, 274,295,110 shares were issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2017 and March 31, 2017, there were $876,238 and $605,989 advances outstanding, respectively.

During the three and six months ended September 30, 2017 and 2016, the Company charged to operation $45,000, $90,000, $45,000 and $90,000 as salary to Board members, respectively.

NOTE 8 — NON CONTROLLING INTEREST

The Company has a 50% interest in American Seawind Energy LLC, a company registered in the State of Texas, United States of America and as of September 30, 2017, 75% interest in Shala Energy sh.pk, a Company registered in the Republic of Albania. American Seawind Energy LLC was inactive as of September 30, 2017.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended September 30, 2017:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$56,086
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$14,022

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended September 30, 2017:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$101,199
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$25,300

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended September 30, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$41,378
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$10,344

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended September 30, 2016:

	American	Shala
	Seawind	Energy
	Energy LLC	sh pk
Net loss	$-	$93,782
Average Non-controlling interest percentage	50.0%	25.0%
Net loss attributable to the non-controlling interest	$-	$23,445

The following table summarizes the changes in Non-controlling Interest from April 1, 2016 through September 30, 2017:

	American
	Seawind	Shala
	Energy LLC	Energy sh pk	Total
Balance, April 1, 2016	$608	$(284,416)	$(283,808)
Net loss attributable to the non-controlling interest	-	(49,036)	(49,036)
Balance, March 31, 2017	608	(333,452)	(332,844)
Net loss attributable to the non-controlling interest	-	(25,300)	(25,300)
Balance, September 30, 2017	$608	$(358,752)	$(358,144)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Wuersch Settlement

In November 2011, the Company entered into a Settlement Agreement (the “Wuersch Agreement”) with Wuersch & Gering LLP (“Wuersch”). The Wuersch Agreement provided that Wuersch will accept a cash payment of $50,000, payable in five equal installments, and 2,000,000 options to purchase shares of our common stock at $0.54 per share as full satisfaction of debt obligations to Wuersch of $518,359. The five cash payment installments of $10,000 were due on the 15th calendar day of each month beginning November 15, 2011 and ending on March 15, 2012. Two installment payments were made to Wuersch. The total outstanding balance as of September 30, 2017 and March 31, 2017 is $504,519.

Hellenic Settlement

On November 15, 2011, the Company entered into a Settlement Agreement (the “Hellenic Agreement”) with Hellenic Technologies (“Hellenic”). The Hellenic Agreement provided that Hellenic will accept cash payments of $70,000, payable in five equal installments, and 1,260,000 shares of common stock as full satisfaction of debt obligations to Hellenic of $700,000. The five cash payment installments of $14,000 were due beginning November 14, 2011 and continuing on the 15th calendar day of each month thereafter until paid in full. Two installments were paid as of March 31, 2012. The Company has also issued 1,260,000 of Common stock valued at $630,000 during the year ended March 31, 2012. The outstanding balance as of September 30, 2017 and March 31, 2017 is $28,000.

3POWER ENERGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10 — SUBSEQUENT EVENTS

In October 2017, the Company acquired 45% of Shala Energy Plc, a Republic of Ireland corporation. Subsequent to the acquisition, ownership was increased to 75% by acquiring an additional 30% from Falak Enterprises, a related party. Shala Energy Plc was formed to assist with financing opportunities. Purchase price of the 45% and additional 30% has yet to be determined and no consideration has been transferred. Shala Energy Plc is a recently formed entity with no significant assets or liabilities.

Subsequently, Shala Energy Plc formed a 60% owned subsidiary, 3Power Shala ShpK, as an Albanian Special Purpose Vehicle (“SPV”) as required by Albanian law, to bid and to successfully acquire an 83.5MW Shala River Concession.

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

In anticipation of the closing of the Stock Purchase Agreement, on March 30, 2011 the Company changed its name to 3Power Energy Group Inc. and increased its authorized share capital to 300,000,000 shares.  On July 4, 2011, Seawind Energy and Seawind Service changed their name to 3Power Energy Limited (“3Power Energy”) and 3Power Project Service Limited (“3Power Service”), respectively. Both 3Power Energy and 3Power Service were been dissolved as of September 30, 2017.

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

On August 31, 2017, the Albanian Ministry of Energy granted Shala Energy Plc the concession for a new 83.45MW hydro power plant on the Shala River. In connection with the concession, as required by Albanian law, Shala Energy Plc is organizing a new subsidiary, 3Power Shala Sh.p.k., an Albanian special purpose company to design, finance, build and operate the power stations. At the same time, Shala Energy Sh.p.k will be dissolved the all assets and liabilities transferred to 3Power Shala Sh.p.k.

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

In October 2017, we acquired 75% of Shala Energy Plc, a Republic of Ireland corporation. Shala Energy Plc was formed to assist with financing opportunities.

Subsequently, Shala Energy Plc formed a 60% owned subsidiary, 3Power Shala ShpK, as an Albanian Special Purpose Vehicle (“SPV”) as required by Albanian law, to bid and to successfully acquire an 83.5MW Shala River Concession.

Results of Operations for the Three Months Ended September 30, 2017 And 2016

We had no revenues from operations for the three months ended September 30, 2017 and 2016.

We incurred operating expenses of $137,177 for the three months ended September 30, 2017 compared to $135,360 for the three months ended September 30, 2016. The small increase is due to consulting fees, travel and other cost in the current period as compared to prior year in addition to depreciation expense of $957 incurred with our majority owned subsidiary Shala Energy as compared to $997 for the same period last year.

During the three months ended September 30, 2017, we received an approval of our strike-off application for our discontinued U.K subsidiary. As such, we recognized a gain on disposal of a subsidiary of $1,853,916.

Our interest expense was $55,671 for the three months ended September 30, 2017 as compared to $47,533 for the same period in 2016. The increase of $8,138 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction loss of $18,335 during the three months ended September 30, 2017 as compared to $5,015 loss for the same period, last year.

Results of Operations for the Six Months Ended September 30, 2017 And 2016

We had no revenues from operations for the six months ended September 30, 2017 and 2016.

We incurred operating expenses of $284,737 for the six months ended September 30, 2017 compared to $285,989 for the six months ended September 30, 2016. The small decrease is due to less consulting fees, travel and other cost in the current period as compared to prior year in addition to depreciation expense of $1,821 incurred with our majority owned subsidiary Shala Energy as compared to $1,984 for the same period last year.

During the six months ended September 30, 2017, we received an approval of our strike-off application for our discontinued U.K subsidiary. As such, we recognized a gain on disposal of a subsidiary of $1,853,916.

Our interest expense was $108,777 for the six months ended September 30, 2017 as compared to $93,325 for the same period in 2016. The increase of $15,452 or due primarily to compounding of interest associated with note obligations. Additionally, we recognized a foreign currency transaction loss of $53,167 during the six months ended September 30, 2017 as compared to $6,806 gain for the same period, last year.

Liquidity and Capital Resources

Our total cash and cash equivalents as of September 30, 2017 was $5,750 compared to the total cash and cash equivalents of $19,495 as of March 31, 2017.

As of September 30, 2017, our total current assets were $16,899 compared to total current assets $30,230 as of March 31, 2017 and the total current liabilities were $5,895,747 as of September 30, 2017 compared to $6,927,821 as of March 31, 2017. The decrease in current liabilities was primarily due to write off of our U.K sub liabilities due to strike off of $1,584,709 , net with increases of $323,416 in related party and other debt and increase in accounts payable and accrued expenses of $229,219.

Net cash used in operating activities was $20,666 for the six months ended September 30, 2017 compared to net cash used in operating activities of $7,104 for the six months ended September 30, 2016. The cash flow used in operating activities consists of $1,407,235 net income; adjusted by gain on disposal of subsidiary of $1,853,916, payments on the Company’s behalf by related party of $205,511, depreciation of $1,821, foreign currency transaction loss of $53,167, increase in accounts payable and accrued expenses of $56,896 and an increase in accrued interest of $108,620.

Net cash used in investing activities was $97 and $0 for the six months ended September 30, 2017 and 2016. In 2017, we acquired operating equipment.

Net cash provided by financing activities was $-0- for the six months ended September 30, 2017 and 2016.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at September 30, 2017 and March 31, 2017 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended September 30, 2017 and 2016 related to losses incurred during such periods.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2017 and March 31, 2017, the Company has not recorded any unrecognized tax benefits.

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

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017.

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

* Filed herewith.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3POWER ENERGY GROUP, INC.

Dated: November 20, 2017	By:	/s/ Sharif Rahman
		Name:	Sharif Rahman
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Chief Accounting Officer)